Form 10QSB
period 1996-03-31
AMERICAN RESOURCES OF DELAWARE INC
filed 1996-05-15
CIK 899717

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM         TO
                                          -------    -------

                        Commission File No.0-21472

                   AMERICAN RESOURCES OF DELAWARE, INC.
              (Name of small business issuer in its charter)

           DELAWARE                                    86-0713506
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


     160 MORGAN STREET, P. O. BOX 87
     VERSAILLES, KENTUCKY                                 40383
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         606-873-5455

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES  xx                NO
              ------                 -----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

           YES   xx               NO
               ------                ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

     On March 31, 1996, 5,929,460 shares of the Registrant's Common Stock, par value $.00001 per share, were issued and outstanding, 268,851 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding, and 21,676 of the Registrant's 6% Junior Cumulative Convertible Preferred Stock, Series B, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes     ;  No   xx   .
    ----      ------

                   AMERICAN RESOURCES OF DELAWARE, INC.

                                FORM 10-QSB

                   FOR THE QUARTER ENDED MARCH 31, 1996

                                   INDEX

                                                                    Page
                                                                   Number
                                                                   ------

PART I  -  FINANCIAL INFORMATION                                        1

Item 1  -  Financial Statements                                         1

           Introduction to the Financial Statements                     2

           Condensed Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995                         3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1996 and 1995                   5

           Condensed Consolidated Statements of Stockholders'
           Equity - Three Months Ended March 31, 1996                   6

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995                   7

           Notes to Condensed Consolidated Financial
           Statements                                                   8

Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               13

PART II -  OTHER INFORMATION                                           16

Item 3  -  Exhibits and Reports on Form 8-K                            16

           Signature                                                   18

           Exhibit Index                                               19

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The Financial Statements for the three months ended March 31, 1996 and 1995 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996.
The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1995.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

               CONDENSED, CONSOLIDATED FINANCIAL
               ---------------------------------
                           STATEMENTS
                           ----------

                   FOR THE THREE MONTHS ENDED
                   --------------------------
                    MARCH 31, 1996 AND 1995
                    -----------------------

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

             CONDENSED, CONSOLIDATED BALANCE SHEETS
             --------------------------------------



                             ASSETS
                             ------

                                         MARCH 31,
                                         --------
                                           1996        DECEMBER 31,
                                           ----        ------------
                                        (UNAUDITED)       1995(*)
                                        -----------       -------

Current assets:
  Cash and temporary cash investments   $    63,377         826,393
  Accounts and notes receivable, net      7,075,390       6,052,242
  Deferred tax asset                        229,470         184,383
  Prepaid expenses and other                108,975         134,907
                                         ----------      ----------
          Total current assets            7,477,212       7,197,925

Oil and gas properties, at cost
 (successful efforts method)             28,319,410      23,798,261
Property and equipment, at cost           9,620,387       9,206,905
                                         ----------      ----------
                                         37,939,797      33,005,166

     Less accumulated depreciation,
      depletion and amortization         (3,476,537)     (3,021,525)
                                         ----------      ----------

          Net property and equipment     34,463,260      29,983,641

Other assets:
  Investment in unconsolidated
    subsidiaries                            412,992         312,992
  Accounts and notes receivable           4,262,997       4,653,102
  Call advance                            1,500,000       1,500,000
  Other                                     523,842         549,732
                                         ----------      ----------

          Total other assets              6,699,831       7,015,826
                                         ----------      ----------

                                        $48,640,303      44,197,392
                                         ==========      ==========

                                                           (Continued)

See accompanying notes to condensed, consolidated financial statements.

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARY
                            --------------

          CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
          --------------------------------------------------



                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                                         MARCH 31,
                                         ---------
                                           1996        DECEMBER 31,
                                           ----        ------------
                                        (UNAUDITED)      1995(*)
                                        -----------      -------

Current liabilities:
  Current installments of long-term
     debt                               $ 6,140,889       4,623,341
  Accounts payable                        3,539,644       2,732,971
  Accrued taxes payable                     151,913         103,118
  Accrued expenses and other                500,111         351,797
                                         ----------      ----------

          Total current liabilities      10,332,557       7,811,227

Long-term debt, excluding current
  maturities                             15,391,230      14,568,505

Deferred income taxes and other           3,306,778       3,065,738

Stockholders' equity:
  Series 1993 8% Convertible Preferred
   Stock, par value $12.00 per share      2,181,819       2,181,819
  Series B 6% Junior Cumulative
     Convertible Preferred stock,
     par value $.00001 per share                  -               1
  Common Stock, par value $.00001
     per share; 20,000,000 shares
     authorized; 5,929,460 and
     5,539,215 shares issued and
     outstanding at March 31, 1996
     and December 31, 1995, respectively         59              55

  Additional paid-in capital             15,660,994      14,887,977

  Retained earnings                       1,766,866       1,682,070
                                         ----------      ----------

          Total stockholders' equity     19,609,738      18,751,922

Commitments and contingencies                     *               *
                                         ----------      ----------

                                        $48,640,303      44,197,392
                                         ==========      ==========


*    Derived from audited financial statements.



See accompanying notes to condensed, consolidated financial statements.

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARY
                            --------------

     CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     ------------------------------------------------------------

              THREE MONTHS ENDED MARCH 31, 1996 AND 1995
              ------------------------------------------


                                          1996           1995
                                          ----           ----

Revenues:
  Marketing                             $7,864,493     2,845,561
  Production                             1,442,733       383,747
  Well development                          39,334        70,000
  Transportation                           302,692       196,316
  Other                                    273,995       155,987
                                         ---------     ---------
                                         9,923,247     3,651,611
                                         ---------     ---------
Expenses:
  Marketing                              7,607,979     2,558,056
  Production                               318,117       117,061
  Well development                             584        44,994
  Transportation                            62,285        30,333
  Depreciation, depletion and
     amortization                          474,343       274,669
  Other                                     54,217        32,988
                                         ---------     ---------
                                         8,517,525     3,058,101
                                         ---------     ---------
                                         1,405,722       593,510

Administrative expenses                    452,462       679,219
                                         ---------     ---------

Operating income (loss)                    953,260       (85,709)
                                         ---------     ---------

Other income (expense):
  Interest income                          383,211        73,187
  Interest expense                        (481,314)     (190,733)
  Settlement income                              -     1,850,415
  Other                                    (41,898)            -
                                         ---------     ---------
                                          (140,001)    1,732,869

      Income before income tax expense     813,259     1,647,160

Income tax expense                         317,218       618,243
                                         ---------     ---------

          Net income                    $  496,041     1,028,917
                                         =========     =========

Per common share:
  Primary:
    Net income                               $. 09           .31
                                              ====           ===

Weighted average number of common
  shares and common share equivalents
  outstanding                            5,816,404     3,354,768
                                         =========     =========

Fully diluted:
  Net income                                  $.08           .20
                                               ===           ===

Weighted average number of common
  shares and common share equivalents
  outstanding                            6,369,421     5,093,062
                                         =========     =========



See accompanying notes to condensed, consolidated financial statements.

                AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARY
                            --------------

       CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                FOR THE THREE MONTHS ENDED MARCH 31, 1996
                -----------------------------------------



                                                                                       6% JUNIOR
                                                                                       ---------
                     COMMON STOCK              8% PREFERRED STOCK                PREFERRED STOCK
                     -------------   ---------------------------------------    ---------------
                     NUMBER          NUMBER             DISCOUNT               NUMBER         ADDITIONAL
                       OF     PAR      OF       PAR        ON         NET        OF     PAR    PAID-IN    RETAINED
                     SHARES  VALUE   SHARES    VALUE    PREFERRED    VALUE     SHARES  VALUE   CAPITAL    EARNINGS     TOTAL
                     ------  -----   ------  --------   ---------  ---------   ------  -----  ----------  ---------  ---------

Balance,
 December 31,
 1995              5,539,215  $55  268,851  3,226,213 (1,044,394)  2,181,819  117,000    1    14,887,977  1,682,070  18,751,922

Conversion of
 Preferred Stock
 to Common Stock     149,410    2        -          -          -           -  (37,265)   -            (2)         -           -

Issuance of Common
 Stock dividend       15,835    -        -          -          -           -        -    -       145,076   (145,076)          -

Issuance of Common
 Stock and warrants
 in connection
 with property
 acquisition         225,000    2        -          -          -           -        -    -     1,157,173          -   1,157,175

Purchase and
 retirement of
 Series B
 Preferred Stock           -    -        -          -          -           -  (58,059)  (1)     (529,230)  (266,169)   (795,400)

Net income                 -    -        -          -          -           -        -    -             -    496,041     496,041
                   ---------  ---- -------  --------- ----------  ----------  -------  ----   ----------   --------  ----------

Balance,
 March 31, 1996    5,929,460  $59  268,851  3,226,213 (1,044,394)  2,181,819   21,676    -    15,660,994  1,766,866  19,609,738
                   =========  ===  =======  ========= ===========  =========  =======  ====   ==========  =========  ==========


See accompanying notes to condensed, consolidated financial statements.

                      AMERICAN RESOURCES OF DELAWARE, INC.
                      ------------------------------------
                                 AND SUBSIDIARY
                                 --------------

          CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          ------------------------------------------------------------

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                   ------------------------------------------


                                                  1996           1995
                                                  ----           ----

Net cash provided by operating activities      $1,216,781       218,052
                                                ---------     ---------

Investing activities:
  Purchases of property and equipment          (3,819,153)     (273,892)
  Proceeds from sale of claims receivable               -     3,100,415
  Issuance of notes receivable                          -    (5,156,973)
  Payments on notes receivable                    294,483             -
  Distribution from investment in
   unconsolidated subsidiary                            -        82,274
  Purchase of 6% Junior Preferred Stock          (795,400)            -
                                               ----------     ---------

          Net cash used in investing
            activities                         (4,320,070)   (2,248,176)
                                               ----------    ----------

Financing activities:
  Proceeds from borrowings                      2,590,000     2,250,000
  Payments on borrowings                         (249,727)     (667,085)
                                               ----------    ----------

          Net cash provided by
            financing activities                2,340,273     1,582,915
                                               ----------    ----------

          Decrease in cash                       (763,016)     (447,209)

Cash and cash equivalents at
  beginning of period                             826,393     1,118,824
                                               ----------    ----------

Cash and cash equivalents at end of period     $   63,377    $  671,615
                                                =========     =========

NON-CASH TRANSACTIONS:

The Company declared a stock dividend and issued 15,835 and 29,113 shares of Common Stock to holders of the Series 1993 and Series B Preferred Stock during the quarters ended March 31, 1996 and 1995, respectively.

During the quarter ended March 31, 1996, 37,265 shares of Series B Preferred Stock were converted into a total of 149,410 shares of Common Stock. During the quarter ended March 31, 1995, 5,834 shares of Series 1993 and 250,000 shares of Series B Preferred Stock were converted into a total of 149,410 shares of common stock.

In connection with the acquisition of certain gas properties and related equipment, the Company issued 225,000 shares of common stock and 225,000 common stock warrants with a combined value of $1,157,153. The Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996 (see Note 2).

The Company acquired 58,059 shares of the outstanding 6% Junior
Preferred Stock for $795,400 during the three months ended March
31, 1996. Upon resolution of the Board of Directors, the shares were retired.


See accompanying notes to condensed, consolidated financial statements.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------
                 (SELECTED DISCLOSURES OMITTED)
                 ------------------------------

       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
       --------------------------------------------------



(1)  GENERAL

     American Resources of Delaware, Inc. (ARI) was incorporated in the State of Delaware on August 14, 1992 as a successor company to Standard Oil & Exploration of Delaware, Inc.
     (SOE) pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

     ARI and its wholly-owned subsidiary, Southern Gas Company of Delaware, Inc. (the Subsidiary) are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the State of Kentucky. During 1995, the Subsidiary expanded its production efforts through its involvement in the development of prospects offshore Louisiana in the Gulf of Mexico. These activities are considered to be one business segment for financial reporting purposes.

     The accompanying condensed, consolidated financial statements include the accounts of ARI and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1995 Form 10-K of the Company that was filed with the Securities and Exchange Commission.

     Net income per common share was computed after consideration of dividend requirements on Preferred Stock, using the weighted average number of shares outstanding during each of the years presented. Outstanding stock options and warrants are Common Stock equivalents and have been considered when the effect is dilutive.

     Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.


(2)  PROPERTY ACQUISITIONS

     On February 26, 1996, the Company acquired oil and gas properties, equipment and pipelines from AKS Energy corporation (AKS). As consideration for the assets, the Company paid $2,909,010 in cash, assumed $125,000 of AKS's severance tax obligations, issued 225,000 shares of the Company's Common Stock at a value of $3.59 per share and issued warrants with an estimated value of $348,525 to purchase an additional 225,000 shares of the


                                                     (Continued)

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------
                 (SELECTED DISCLOSURES OMITTED)
                 -----------------------------


     Company's Common Stock with an exercise price of $5.00 per share and an expiration date of December 31, 1998. In December 1995, the Company advanced to AKS $1,000,000 as consideration for the acquisition which is included in oil and gas properties. The cash included in the purchase price was made available from borrowings under the Company's credit facility with its primary lender.

     The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern
     Kentucky gas fields wherein the Company will have the right to earn 50% of the remaining undeveloped acreage.

     In 1996, the Company purchased an overriding royalty interest in the Ship Shoal B-3 well from an officer/director of the Company for $125,000.


(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                       MARCH 31,      DECEMBER 31,
                                        ---------      ------------
                                          1996             1995
                                          ----             ----
Note payable to Den norske Bank AS.,
 payable in monthly installments,
 commencing April 1, 1996, through
 February 1, 2002, with interest
 payable monthly commencing
 November 1, 1995, at prime plus
 1% per annum, secured by oil
 and gas properties, equipment
 and notes receivable.                 $20,000,000      17,500,000

Call option payable, original
 balance of $1,000,000 payable
 in monthly installments of
 $31,250 commencing April 1,
 1995, due November 1997.                  625,000         718,750

Note payable to unconsolidated
 subsidiary, due on demand plus
 interest at prime.                        100,000         100,000

Note payable to a company,
 non-interest bearing, payable
 in monthly installments
 of $7,500.                                 57,716          80,216

Notes payable to related
 parties, interest payable at
 22%, in connection with
 Participation Agreement.                  400,000         400,000

Note payable to a company
 pursuant to an agreed judgment
 regarding operational payables,
 payable on demand, plus interest
 of 8%.                                    150,000         150,000


                                                        (Continued)

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                           AND SUBSIDIARIES
                           ----------------

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
        -----------------------------------------------------
                    (SELECTED DISCLOSURES OMITTED)
                    ------------------------------


Note payable to related party,
 original balance of $465,000
 payable in monthly installments
 of $25,000, plus interest of
 prime plus 2%; secured by a
 gas contract.                         $    15,000          90,000

Note payable, original balance
 of $166,885 payable in monthly
 installments of $7,500 through
 April 1997, including interest at
 8% per annum.                              56,717          94,439

Other notes                                127,686          58,441
                                       -----------      ----------
                                        21,532,119      19,191,846

Less - Current portion                  (6,140,889)     (4,623,341)
                                       -----------      -----------

Long-term debt                         $15,391,230      14,568,505
                                        ==========      ==========

     On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002 with Den norske Bank AS. (Den norske). Additional borrowings under the credit facility are dependent on a redetermination of the borrowing base, which is primarily dependent on the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions on the credit facility are also dependent on the borrowing base. Due to an increase in borrowings during the quarter ended March 31, 1996, monthly principal reductions will be $430,000 beginning April 1, 1996. The borrowing base will be redetermined semi-annually on each October 1 and April 1 prior to February 1, 2002.

     Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At March 31, 1996, the Company was in compliance with the required financial convenants.


(4)  CENTURY/SETTLE TRANSACTIONS

     During the three months ended March 31, 1996, the Company has advanced approximately $1,450,000 to Century Offshore Management Company (Century) to obtain various leasehold interests in prospects located in the Gulf Coast Region.


(5)  STOCKHOLDERS' EQUITY

     The Company has authorized two million shares (2,000,000) of Preferred Stock, of which the following have been designated by the Board of Directors and are outstanding at March 31, 1996:


                                                     (Continued)

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------
                 (SELECTED DISCLOSURES OMITTED)
                 ------------------------------


     Series B Preferred Stock is convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date.
     The Series B Preferred Stock has a liquidation preference of $10.00 per share, but is junior to the Series 1993 Preferred Stock. Dividends are payable quarterly at the rate of 6% in cash or common stock. There are 1,000,000 shares authorized and 21,676 and 117,000 shares outstanding at March 31, 1996 and December 31, 1995, respectively.

     The Company has reserved a total of approximately 2,000,000 shares of common stock for issuance under a 1994 Compensatory Stock Option Plan (CSO). Outstanding stock options, which include CSO plan and non-plan options, granted to employees, consultants, officers and directors for the purchase of the Company's common stock are as follows:

                                             PRICE PER SHARE
                                             ---------------
                                   SHARES     FROM      TO
                                   ------     ----      --

Balance December 31, 1995         2,710,730   $3.00    $8.00

  Granted                           498,500    4.50     4.50
  Terminated                       (402,000)   3.31     6.00
                                 ----------    ----     ----

Balance March 31, 1996              877,014   $3.00    $8.00
                                  =========    ====     ====

     Outstanding options at March 31, 1996 include 1,980,910 issued under the CSO, of which 1,815,243 are exercisable, and 826,320 non-plan options, all of which are immediately exercisable.

     Outstanding options at March 31, 1996 expire between February 14, 1997 and February 1, 2005.

     The Company purchased and retired 58,059 shares of Series B Preferred Stock at $13.70 per share. At March 31, 1996, there are 21,676 shares of Series B Preferred Stock outstanding. The Company subsequently allowed the holders of the remaining shares of Series B Preferred Stock to convert the shares into 75,410 shares of common stock.


(6)  RELATED PARTY TRANSACTIONS

     Significant related party transactions which are not disclosed elsewhere in these condensed, consolidated financial statements are discussed in the following paragraphs (see Note 2 - Property Acquisition and Note 3 -
     Long-term Debt).

     In 1996, the Company, pursuant to the terms of an employment and stock option agreement, has paid or accrued compensation to the Company's chairman of $15,000.


                                                     (Continued)

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------
                 (SELECTED DISCLOSURES OMITTED)
                 ------------------------------


(7)  SUBSEQUENT EVENT

     In April 1996, the Company entered into agreements with two individuals, one of which is a director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro-rata basis in the $6,500,000 promissory note (the
     Note), as amended, due from Century. The agreement allows the individuals to receive a combined payment of $500,000 plus interest at 22% from the Note repayment. The agreements assign the payments from the portion of the Note which is not pledged to the Company's primary lender. The proceeds received by the Company under the agreements were used to fund additional development activities in the Gulf Coast Region.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     RECENT DEVELOPMENTS

     On February 26, 1996, the Company acquired assets from AKS Energy Corporation ("AKS") consisting of more than 100 miles of gathering and transmission pipeline and related equipment, approximately 50,000 acres of developed and undeveloped leases, and net revenue interest ownership in approximately 155 producing wells containing natural gas reserves of approximately 7.7 billion cubic feet ("bcf") net to the Company. The assets are located in the Appalachian region in Whitley, McCreary and Clay Counties, Kentucky, and in the State of Tennessee. The AKS pipelines provide the Company with additional direct interconnects with Delta Natural Gas, Columbia Gas Transmission's KA-1 pipeline and Somerset Gas as well as a new interconnection with Citizens Gas Utility. The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company will have the right to earn 50% of AKS's remaining 40,000 undeveloped acres.

     On May 9, 1996, the Company and Century Offshore Management Corporation ("Century") announced that the two companies have entered into preliminary discussions to explore the possibility of a merger; however, no definitive agreements have been entered into at this time.

     Jonathan B. Rudney, current President and Chief Executive Officer of the Company, is also affiliated with Century and, therefore, has tendered his resignation in order to avoid any potential conflicts. Rick G. Avare, who currently serves the Company as Chief Operating Officer, will assume the position of acting President and Chief Executive Officer at this time.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
     1996 AND 1995:

     Total revenues for the first three months of 1996 increased
172% to $9,923,247 from $3,651,611 for the comparable period in 1995. Corresponding operating expenses increased 178% to $8,517,525 in 1996, from $3,058,101 in 1995. Components of the increases are as follows:

- --   MARKETING: The Company's marketing volumes have increased to
     ---------
     1.98 bcf for the three months ended March 31, 1996, as compared to 1.04 bcf in 1995. The volume increase is primarily due to expansion of the Company's activities in this area and continued focus to function as an integrated oil and gas company. The marketing volume increase was partially offset by a lower profit margin as a percent of revenue. In 1996, the Company has realized approximately 3.3% profit margin on marketing activity as compared to approximately 10% profit margin for the same period in 1995.

- --   PRODUCTION: Production revenues were $1,442,733 for the
     ----------
     three months ended March 31, 1996, as compared to $383,747 for the same period in 1995. The additional revenues are due to production from the Ship Shoal B-3 and B-4 wells which were successfully drilled and completed in mid and late 1995, respectively. Production from these wells contributed approximately $608,000 in production revenues for the three months ended March 31, 1996. Additional revenue was also earned as a result of the purchase of various producing gas fields in the Appalachian area from AKS Energy Corporation which was consummated on February 26, 1996.

     Favorable gas prices in the first quarter also had a positive impact on operations. During the three months ended March 31, 1996, the average gas price received on Kentucky properties was $2.60 per thousand cubic feet ("mcf") versus $2.03 per mcf for the same period in 1995.

     Production from the Ship Shoal properties, which are located in the Gulf Coast region, was down from expected amounts due to the operator's inability to adequately flow the oil and gas through its production platform. As a result, production from the two wells was reduced significantly in January, 1996, but steadily increased in February and March, 1996. However, full production capabilities are still not being realized from the two wells due to the facility's production constraints. The Company is currently working with the operator and exploring other alternatives to return the wells to their full production capabilities.

     As can be expected, production costs also increased to $318,117 for the three months ended March 31, 1996, from $117,061 for the same period in 1995. This was due to the production costs associated with the Gulf Coast wells of approximately $121,000 and the costs associated with the properties acquired from AKS Energy Corporation.

     The Company has taken additional lease positions in the Gulf
     Coast region during the three months ended March 31, 1996, at a cost of approximately $1,450,000 and intends to continue to jointly develop the area with Century.

- --   DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
     ----------------------------------------
     depletion and amortization increased to $474,343 for the three months ended March 31, 1996, as compared to $274,669 for the same period in 1995. The increase results primarily from approximately $120,000 of depreciation, depletion and amortization on the Ship Shoal wells and additional depreciation on approximately $2,760,000 of property and equipment acquired since March 31, 1995.


- --   GENERAL AND ADMINISTRATIVE ("G&A"):  G&A decreased 33% to
     ----------------------------------
     $452,462 for the three months ended March 31, 1996, as compared to $679,219 for the same period in 1995. The decrease reflects the cost savings achieved through the closing of the Scottsdale, Arizona, office; the results of an emphasis on cost control initiated by management and the termination in the fourth quarter of 1995 of a consulting contract.

     Significant components of G&A for the three months ended March 31, 1996, include payroll of $194,572, professional fees of $53,921, consulting fees of $26,250, insurance of $37,994 and travel of $30,555. Significant savings of G&A which have been achieved for the three months ended March 31, 1996, as compared to the same period for 1995 include reductions in professional fees ($85,349), consulting fees ($62,775), bad debt expense ($50,000), payroll ($12,475), rent ($7,928) and telephone ($6,122).

- --   OTHER INCOME(EXPENSE):  Other income (expense) items
     ---------------------
     consisted of the following:

     *     INTEREST INCOME:  Interest income results primarily
           ---------------
           from interest earned on notes receivable issued to Century. The notes earn interest at 22% per annum and are secured by offshore properties. During the three months ended March 31, 1996, interest was earned on an average outstanding balance of $6,500,000, as compared to an average outstanding balance of approximately $1,350,000 for the same period in 1995.

     *     INTEREST EXPENSE:  Interest expense increased to
           ----------------
           $481,314 for the three months ended March 31, 1996, as compared to $190,733 for the same period in 1995. This results primarily from increased borrowings under the Company's primary credit facilities. Outstanding borrowings under the facilities were $20,000,000 at March 31, 1996, as compared to $7,996,480 at March 31, 1995. The additional borrowings have been used to assist in expanding the Company's exploration, development and property acquisition activities.

     *     SETTLEMENT INCOME: During the three months ended March
           -----------------
           31, 1995, the Company recognized a gain of $1,850,415 attributable to the sale of an unsecured claim previously acquired from a major creditor of Century.

     *     NET INCOME:  Net income for the three months ended
           ----------
           March 31, 1996 was $496,041 as compared to $1,028,917
           for the same period in 1995. Operating income was $953,260 in 1996 versus a loss of $85,709 in 1995. The increase in 1996 is primarily attributable to an increase in production revenues net of production expenses of approximately $858,000. Also, 1995 income included a non-operating pre-tax gain of $1,850,415 from a claim settlement. Approximately 80% of the interest expense for the three months ended March 31, 1996, was offset by interest earned on notes receivable.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents for the three months ended March 31, 1996, totalled $63,377 as compared to $826,393 for the same period in 1995. Historically, the Company has funded its oil and gas exploration and development activities primarily with bank borrowings and, to a lesser extent, with cash flow from operations and equity capital from private placements. The Company has available a $20,000,000 line of credit through Den norske, with a current borrowing base of $20,000,000. The base was increased to $20,000,000 subsequent to December 31, 1995, to assist in funding the purchase of proved producing properties and related pipelines and equipment from AKS. The Company anticipates that its existing capital resources and cash flow generated from future operations will allow it to maintain its current level of operations and its planned operations for the foreseeable future. Future acquisitions may necessitate that the Company make additional borrowings or raise equity capital.

     Under the credit agreement with Den norske Bank, S.A. ("Den norske"), the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At March 31, 1996, the Company was in compliance with all of the required financial ratios.

     On February 26, 1996, the Company acquired oil and gas properties, equipment and pipelines from AKS. As consideration for the assets, the Company paid $2,909,010 in cash (which includes commissions paid to an unrelated third party), assumed $125,000 of AKS's severance tax obligations, issued 225,000 shares of the Company's common stock at a value of $3.594 per share (which was the closing market price on the day of Closing) and issued warrants with an estimated value of $348,525 to purchase an additional 225,000 shares of the Company's common stock with an exercise price of $5.00 per share and an expiration date of December 31, 1998. The cash included in the purchase price was made available from borrowings under the Company's credit facility with Den norske. The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company will have the right to earn 50% of the remaining undeveloped acreage.

     On January 2, 1996, the Company entered into a stock purchase agreement, as amended, with the holders of the outstanding Series B Preferred Stock. Under the agreement, the Company, or its assignee, has the obligation to purchase the remaining outstanding Series B Preferred Stock at $13.70 per share. Payment terms under the agreement are as follows:

    Due                       Number
   Date                     Of Shares                Amount
   ----                     ---------                ------

January 02, 1996              18,248                $250,000
January 15, 1996              18,248                 250,000
February 10, 1996              3,650                  50,000
February 29, 1996             54,409                 745,400
March 31, 1996                47,445                 650,000

     The share commitments through January 15, 1996, were purchased by individuals who are not associated or affiliated with the Company or any of the Company's directors or executive officers; and the February 10 and 29, 1996, share commitments were purchased by the Company, primarily with funds obtained under its Credit Facility with Den norske. Upon purchase, the Board of Directors retired the 58,059 shares of Series B
Preferred Stock.

     The share commitment due March 31, 1996, was amended to allow the holders of the Series B Preferred Stock to convert
25,769 shares of the Series B Preferred Stock into 100,000 shares of common stock. The remaining share commitment of 21,676 shares of Series B Preferred Stock for $296,932 was extended by mutual consent to April 30, 1996. The Company subsequently allowed the holders of the Series B Preferred Stock to convert the remaining
21,676 shares of Series B Preferred Stock into 75,410 shares of common stock.

     In April, 1996, the Company entered into agreements with two individuals, one of whom is a Director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the $6,500,000 promissory note (the "Note"), as amended, due from Century. The agreement allows the individuals to receive a combined payment of $500,000 plus interest at 22% from the Note repayment. The agreements assign the payments from the portion of the Note which is not pledged to the Company's primary lender.
The proceeds received by the Company under the agreements were used to fund additional development activities in the Gulf Coast region.

     The Company intends to meet its cash requirements in 1996 with cash flow expected to be generated from its operations in the Gulf Coast region and amounts generated from the recent acquisition of proved properties in Kentucky. As proved reserves are added to the Company's reserve base, payment requirements under the Credit Facility are reduced. Also, funds generated from payments on the 22% note receivable with Settle are expected to generate additional funds.

     The continued expansion of the Company's development and acquisition activities are expected to be financed with internally generated cash flow and new financings, if available.
The completion or success of any new opportunities is subject to a number of factors, including the price of oil and gas, and the ability of the Company to raise additional capital or obtain debt financing on terms acceptable to the Company. Many of these factors are outside of the Company's control. There can be no assurance that the Company will be able to undertake any of these opportunities or that, if undertaken, they will prove successful.

PART II - OTHER INFORMATION

ITEM 3.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           The following Exhibits are either attached hereto or incorporated herein by reference:


EXHIBIT
NUMBER                      DESCRIPTION

10.0       Asset Purchase Agreement of December 27,
           1995, by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware,
           Inc., Arakis Energy Corporation and AKS
           Energy Corporation (incorporated by reference to Exhibit A to the Registrant's Form 8-K filed on March 12, 1996).

10.1       Joint Development Agreement of February 26,
           1996, between Southern Gas Co. of Delaware,
           Inc. and AKS Energy Corporation (incorporated by reference to Exhibit B to the Registrant's
           Form 8-K filed on March 12, 1996).

10.2 Stock Purchase Agreement of January 2, 1996, as amended, between American Resources of Delaware, Inc. and GFL Ultra Fund, Ltd.
           (incorporated by reference to Exhibit 10.53 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1995).

10.3 Participation Agreement of April 12, 1996, between American Resources of Delaware, Inc.
           and Douglas L. Hawthorne.*

* Filed herewith


     (b)   Reports on Form 8-K:

           On January 29, 1996, the Company voluntarily filed a Form 8-K reporting recent developments.

           On March 12, 1996, the Company filed a Form
           8-K reporting the purchase of oil and gas properties, equipment and pipelines from AKS
           Energy Corporation.

           On May 13, 1996, the Company filed a Form
           8-K/A providing the required proforma
           financial data with regards to the AKS Energy
           Corporation purchase which was filed on Form
           8-K on March 12, 1996.


                                SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN RESOURCES OF DELAWARE, INC.



Date:    May 9, 1996          By:    /S/Jeffrey J. Hausman
      -----------------            ------------------------------
                                     Jeffrey J. Hausman
                                     Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)


                               EXHIBIT INDEX

                   AMERICAN RESOURCES OF DELAWARE, INC.


EXHIBIT
NUMBER                            DESCRIPTION                        PAGE

10.0       Asset Purchase Agreement of December 27,
           1995, by and between American Resources of
           Delaware, Inc., Southern Gas Co. of Delaware,
           Inc., Arakis Energy Corporation and AKS
           Energy Corporation (incorporated by reference
           to Exhibit A to the Registrant's Form 8-K
           filed on March 12, 1996).                                    *

10.1       Joint Development Agreement of February 26,
           1996, between Southern Gas Co. of Delaware,
           Inc. and AKS Energy Corporation (incorporated
           by reference to Exhibit B to the Registrant's
           Form 8-K filed on March 12, 1996).                           *

10.2       Stock Purchase Agreement of January 2, 1996,
           as amended, between American Resources of
           Delaware, Inc. and GFL Ultra Fund, Ltd.
           (incorporated by reference to Exhibit 10.53
           to the Registrant's Report on Form 10-KSB for
           the year ended December 31, 1995).                           *

10.3       Participation Agreement of April 12, 1996,
           between American Resources of Delaware, Inc.
           and Douglas L. Hawthorne.                                   20


                          PARTICIPATION AGREEMENT

     This Participation Agreement entered into by and between American Resources of Delaware, Inc. (hereinafter referred to as
"ARI") with an address of 160 Morgan Street, Versailles, Kentucky
 40383, and Douglas L. Hawthorne Retirement Plan-001 Dtd.
2/22/95 (hereinafter referred to as "Hawthorne") with an address of 4325 Delco Dell Road, Kettering, Ohio 45429.

                              R E C I T A L S

     WHEREAS, ARI has loaned Century Offshore Management, Inc.
("Century") the sum of Six Million Five Hundred Thousand Dollars
($6,500,00.00) ("Primary Obligation"); and

     WHEREAS, Hawthorne wishes to participate with ARI in the Primary Obligation of Century in the sum of Two Hundred Fifty
Thousand Dollars ($250,000.00), and

     WHEREAS, the parties wish to memorialize their understanding as to their individual rights under the Primary Obligation.

                           W I T N E S S E T H:

     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:

     1.    That Hawthorne shall pay to ARI the sum of Two Hundred
Fifty Thousand Dollars ($250,000.00) which shall be considered a payment under the Primary Obligation to Century. Said monies shall be evidenced by that Promissory Note as amended in the principal amount of Six Million Five Hundred Thousand Dollars
($6,500,000.00) and secured by that first mortgage against certain assets of Century. A copy of the Promissory Note and Mortgage is attached hereto as Exhibit "A" and identified herein as the "Loan Documents". Hawthorne acknowledges that ARI has pledged Five Million Dollars ($5,000,000.00) of the Primary
Obligation to Den norske Bank, N.A.

     2. That Hawthorne shall inure to the same rights as ARI in the Loan Documents and receive the benefits and impairments of the Loan Documents in the same proportion as Hawthorne"s contribution bear to the Primary Obligation, except that Hawthorne"s interest shall be assigned to him from the One and One-half Million Dollars ($1,500,000.00) loan position which is not pledged to Den norske Bank, N.A. and is free from any lien or encumbrance.

     3. ARI shall administer this loan at no charge to Hawthorne, nor shall Hawthorne be responsible for any out-of-pocket expenses incurred by ARI in the enforcement and administration of this loan.

     4. The parties shall not increase the indebtedness to Century pursuant to the terms and conditions of the Loan Documents without the express written consent of the other, except for advances for taxes, insurance or other cost which Century is or will be obligated to incur under the Loan Documents and to the extent said items are not paid by Century.

     5. The parties hereto agree to promptly notify each other in writing, at the addresses noted herein within sixty (60) days in the event of any default for reason of nonpayment by Century, or within thirty (30) days in the event that any of them undertake any collection activity with respect to amounts owed to them by Century.

     6. This agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

     IN WITNESS THEREOF, we have hereunto set our hands as our
seals this the         12th       day of     April    , 1996.
               ------------------        -------------


American Resources of Delaware, Inc.

BY:   /s/Rick G. Avare                 /s/Douglas L. Hawthorne
   ----------------------------       --------------------------
TS:    C.O.O.                         Douglas L. Hawthorne
   ----------------------------


