Form 10QSB
period 1996-06-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1996-08-14
CIK 899717

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM      TO      .
                                      ----    -----

                        Commission File No.0-21472

                   AMERICAN RESOURCES OF DELAWARE, INC.
               (Name of small business issuer in its charter)

           DELAWARE                              86-0713506
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


       160 MORGAN STREET, P. O. BOX 87
       VERSAILLES, KENTUCKY                            40383
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:   606-873-5455

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  xx                              NO
                  ------                              ----

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

       Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

               YES   xx                 NO
                  --------                ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

       On June 30, 1996, 6,335,818 shares of the Registrant's Common Stock, par value $.00001 per share, were issued and outstanding, and 268,851 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

       Transitional Small Business Disclosure Format (check one):
Yes    ;  No   xx   .
   ----     --------

                    AMERICAN RESOURCES OF DELAWARE, INC.

                                 FORM 10-QSB

                     For the Quarter Ended June 30, 1996

                                    INDEX

                                                             Page
                                                            Number
                                                            ------

PART I     -   FINANCIAL INFORMATION                           1

Item 1         -   Financial Statements

                   Introduction to the Financial Statements    1

                   Condensed Consolidated Balance Sheets -
                   June 30, 1996 and December 31, 1995         3

                   Condensed Consolidated Statements of
                   Operations - Three Months and Six Months
                   Ended June 30, 1996 and 1995                5

                   Condensed Consolidated Statements of
                   Stockholders' Equity - Six Months
                   Ended June 30, 1996                         7

                   Condensed Consolidated Statements of
                   Cash Flows - Six Months Ended June 30,
                   1996 and 1995                               8

                   Notes to Condensed Consolidated Financial
                   Statements                                 10

Item 2         -   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                              16

PART II        -   OTHER INFORMATION

Item 3         -   Exhibits and Reports on Form 8-K           23

                   Signature                                  25

                   Exhibit Index                              26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       The Financial Statements for the six months ended June 30, 1996 and 1995 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the six months ended June 30, 1996, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996.
The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1995.

                AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                           AND SUBSIDIARY
                           --------------

                  CONDENSED, CONSOLIDATED FINANCIAL
                  ---------------------------------
                             STATEMENTS
                             ----------

                FOR THE QUARTER AND SIX MONTHS ENDED
                ------------------------------------
                       JUNE 30, 1996 AND 1995
                       ----------------------

                AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                           AND SUBSIDIARY
                           --------------

               CONDENSED, CONSOLIDATED BALANCE SHEETS
               --------------------------------------



                               ASSETS
                               ------

                                             JUNE 30,
                                             --------
                                               1996           DECEMBER 31,
                                               ----           ------------
                                            (UNAUDITED)          1995(*)
                                            -----------          -------

Current assets:
  Cash and temporary cash investments      $   628,422           826,393
  Accounts and notes receivable, net         1,892,061         6,052,242
  Deferred tax asset                            29,470           184,383
  Prepaid expenses and other                   200,761           134,907
                                            ----------        ----------
          Total current assets               2,950,714         7,197,925

Oil and gas properties, at cost
 (successful efforts method)                29,900,317        23,798,261
Property and equipment, at cost              9,640,732         9,206,905
                                            ----------        ----------
                                            39,541,049        33,005,166

     Less accumulated depreciation,
      depletion and amortization            (4,018,901)       (3,021,525)
                                            ----------        ----------

          Net property and equipment        35,522,148        29,983,641

Other assets:
  Investment in unconsolidated
    subsidiaries                               387,992           312,992
  Accounts and notes receivable              6,462,399         4,653,102
  Call advance                               1,500,000         1,500,000
  Other                                        612,535           549,732
                                            ----------        ----------

          Total other assets                 8,962,926         7,015,826
                                            ----------        ----------

                                           $47,435,788        44,197,392
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

               AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                           AND SUBSIDIARY
                           --------------

          CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
         --------------------------------------------------



                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                             JUNE 30,
                                             --------
                                               1996           DECEMBER 31,
                                               ----           ------------
                                            (UNAUDITED)          1995(*)
                                            -----------          -------

Current liabilities:
  Current installments of
     long-term debt                         $ 4,093,048         4,623,341
  Unearned revenue                            1,307,743                -
  Accounts payable                            1,518,241         2,732,971
  Accrued taxes payable                         214,609           103,118
  Accrued expenses and other                    453,156           351,797
                                             ----------        ----------

          Total current liabilities           7,586,797         7,811,227

Long-term debt, excluding
  current maturities                         13,255,096        14,568,505

Unearned revenue                              2,878,204                -

Deferred income taxes and other               3,210,365         3,065,738

Stockholders' equity:
  Series 1993 8% Convertible Preferred
   Stock, par value $12.00 per share          2,181,819         2,181,819
  Series B 6% Junior Cumulative
   Convertible Preferred stock, par
   value $.00001 per share                           -                  1
  Common Stock, par value $.00001 per
   share; 20,000,000 shares authorized;
   6,335,818 and 5,539,215 shares issued
   and outstanding at June 30, 1996 and
   December 31, 1995, respectively                   63                55

  Additional paid-in capital                 16,534,693        14,887,977

  Retained earnings                           1,788,751         1,682,070
                                             ----------        ----------

          Total stockholders' equity         20,505,326        18,751,922

Commitments and contingencies
                                             ----------        ----------


                                            $47,435,788        44,197,392
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

                       AMERICAN RESOURCES OF DELAWARE, INC.
                       ------------------------------------
                                  AND SUBSIDIARY
                                  --------------

           CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           ------------------------------------------------------------



                              QUARTER ENDED            SIX MONTHS ENDED
                              -------------            ----------------
                                 JUNE 30,                   JUNE 30,
                                 --------                   --------
                           1996          1995         1996         1995
                           ----          ----         ----         ----

Revenues:
  Marketing             $4,332,909     2,829,565    12,197,402   5,675,126
  Production             1,405,094       701,802     2,847,827   1,085,549
  Well development               -       106,000        39,334     176,000
  Transportation           330,772       193,970       633,464     390,286
  Other                    109,930       258,845       383,925     414,832
                        ----------    ----------    ----------  ----------
                         6,178,705     4,090,182    16,101,952   7,741,793
                        ----------    ----------    ----------  ----------
Expenses:
  Marketing              4,528,847     2,657,265    12,136,826   5,215,321
  Production               287,020       173,444       605,137     290,505
  Well development          18,939         5,302        19,523      50,296
  Transportation           103,987        32,996       166,272      63,329
  Depreciation, depletion
   and amortization        570,136       286,521     1,044,479     561,190
  Other                     48,944        25,750       103,161      58,738
                        ----------    ----------    ----------  ----------
                         5,557,873     3,181,278    14,075,398   6,239,379
                        ----------    ----------    ----------  ----------
                           620,832       908,904     2,026,554   1,502,414

Administrative expenses    475,156       579,914       927,618   1,259,133
                        ----------    ----------    ----------  ----------

Operating income           145,676       328,990     1,098,936     243,281
                        ----------    ----------    ----------  ----------

Other income (expense):
  Gain on sale of claims        -        339,201             -   2,189,616
  Interest expense        (508,143)     (253,397)     (989,457)   (444,130)
  Interest income          381,997       260,228       765,208     331,690
  Other                     13,135       (32,725)      (28,763)    (31,000)
                        ----------    ----------    ----------   ----------
                          (113,011)      313,307      (253,012)   2,046,176
                        ----------    ----------    ----------   ----------


     Income before income
       tax expense          32,665       642,297       845,924    2,289,457

Income tax expense           7,528       219,532       324,746      837,775
                        ----------    ----------    ----------   ----------

          Net income   $    25,137       422,765       521,178    1,451,682
                        ==========    ==========    ==========   ==========


See accompanying notes to condensed, consolidated financial statements.

                  AMERICAN RESOURCES OF DELAWARE, INC.
                  ------------------------------------
                             AND SUBSIDIARY
                             --------------

      Condensed, Consolidated Statements of Operations (Unaudited)
      ------------------------------------------------------------
                               (continued)
                               -----------


                            QUARTER ENDED               SIX MONTHS ENDED
                            -------------               ----------------
                               JUNE 30,                      JUNE 30,
                               --------                      --------
                             1996         1995          1996        1995
                             ----         ----          ----        ----

Per common share:
  Primary:
     Net income                 -            .11            .09         .40
                                =            ===            ===         ===

Weighted average
 number of common
 shares and common
 share equivalents
 outstanding              6,166,953    3,802,911      5,991,679   3,600,917
                          =========    =========      =========   =========

Fully diluted:
     Net income                  -           .07            .08         .25
                                 =           ===            ===         ===

Weighted average
 number of common
 shares and common
 share equivalents
 outstanding              6,474,247    5,824,921      6,417,791   5,843,550
                          =========    =========      =========   =========


See accompanying notes to condensed, consolidated financial statements.

               AMERICAN RESOURCES OF DELAWARE, INC.
               ------------------------------------
                         AND SUBSIDIARY
                         --------------

   CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   ----------------------------------------------------------
              FOR THE SIX MONTHS ENDED JUNE 30, 1996
              --------------------------------------




                                                                                 6% JUNIOR
                                                                                 ---------
                     COMMON STOCK              8% PREFERRED STOCK              PREFERRED STOCK
                     ------------   ---------------------------------------    ---------------
                     NUMBER         NUMBER              DISCOUNT               NUMBER         ADDITIONAL
                       OF    PAR      OF        PAR        ON         NET        OF      PAR   PAID-IN    RETAINED
                     SHARES VALUE   SHARES     VALUE    PREFERRED    VALUE     SHARES   VALUE  CAPITAL    EARNINGS     TOTAL
                     ------ -----   ------     -----    ---------    -----     ------   -----  ---------  --------     -----

Balance,
 December 31,
  1995             5,539,215 $55   268,851  3,226,213 (1,044,394)  2,181,819  117,000    1    14,887,977  1,682,070  18,751,922

Conversion of
 Preferred Stock
 to Common Stock     224,822   2         -          -          -           -  (58,941)   -       (10,002)         -     (10,000)

Issuance of Common
 Stock dividend       16,781   -         -          -          -           -        -    -       148,328   (148,328)          -

Issuance of Common
 Stock and warrants
 in connection
 with property
 acquisition         225,000   2         -          -          -           -        -    -     1,157,173          -   1,157,175

Issuance of common
 stock, net of
 placement costs     330,000   4         -          -          -           -        -    -       899,996          -     900,000

Purchase and
 retirement of
 Series B
 Preferred Stock           -   -         -          -          -           -  (58,059)  (1)     (536,730)  (266,169)   (802,900)

Stock registration
 costs                     -   -         -          -          -           -        -    -       (12,049)         -     (12,049)

Net income                 -   -         -          -          -           -        -    -             -    521,178     521,178
                   ---------  ---  -------  --------- ----------   ---------  -------   ---   ----------  ---------  ----------

Balance,
 June 30, 1996     6,335,818  $63  268,851  3,226,213 (1,044,394)  2,181,819        -    -    16,534,693  1,788,751  20,505,326
                   =========  ===  =======  ========= ==========   =========  =======   ===   ==========  =========  ==========


See accompanying notes to condensed, consolidated financial statements.

                AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                           AND SUBSIDIARY
                           --------------

    CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    ------------------------------------------------------------

               SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               ---------------------------------------

                                             1996                1995
                                             ----                ----

Net cash provided by
  operating activities                     $2,105,231            223,366
                                           ----------         ----------

Investing activities:
  Purchases of property and
    equipment                              (5,483,076)          (462,668)
  Proceeds from sale of
    claims receivable                               -          4,235,701
  Issuance of notes receivable                      -         (5,156,973)
  Payments on notes receivable                801,230                  -
  Distribution from investment in
   unconsolidated subsidiary                        -             82,274
  Investment in call advance                        -         (1,500,000)
  Other                                             -             (8,966)
                                           ----------         ----------

          Net cash used in
           investing activities            (4,681,846)        (2,810,632)
                                           ----------         ----------

Financing activities:
  Proceeds from borrowings                  2,608,068          3,365,000
  Payments on borrowings                   (4,451,770)        (1,022,333)
  Proceeds from production payment          4,147,300                  -
  Proceeds from issuance
    of Common Stock                           900,000                  -
  Purchase of 6% Junior
    Preferred Stock                          (802,900)                 -
  Other                                       (22,054)           (19,479)
                                           ----------         ----------

          Net cash provided by
            financing activities            2,378,644          2,323,188
                                           ----------         ----------

          Decrease in cash                   (197,971)          (264,078)

Cash and cash equivalents
  at beginning of period                      826,393          1,118,824
                                           ----------         ----------

Cash and cash equivalents
  at end of period                        $   628,422            854,746
                                           ==========         ==========

NON-CASH TRANSACTIONS:

The Company declared a stock dividend and issued 16,781 and 55,955 shares of Common Stock to holders of the Series 1993 and Series B Preferred Stock during the six months ended June 30,
1996 and 1995, respectively.

During the six months ended June 30, 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of Common Stock. During the six months ended June 30, 1995, 5,834 shares of Series 1993 and 197,326 shares of Series B Preferred Stock were converted into a total of 635,557 shares of common stock.

In connection with the acquisition of certain gas properties and related equipment, the Company issued 225,000 shares of common stock and 225,000 common stock warrants with a combined value of $1,157,175. The Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996 (see Note 2).


See accompanying notes to condensed, consolidated financial statements.

                 AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                           AND SUBSIDIARY
                           --------------

    CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    ------------------------------------------------------------
                             (continued)
                             -----------

               SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               ---------------------------------------



NON-CASH TRANSACTIONS (CONTINUED):

The Company acquired 58,059 shares of the outstanding 6% Junior
Preferred Stock for $802,900 during the six months ended June 30, 1996. Upon resolution of the Board of Directors, the shares were retired.

During the six months ended June 30, 1995, the Company issued
20,000 shares of Common Stock under a two year consulting agreement at a value of $56,200.



See accompanying notes to condensed, consolidated financial statements.

                AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                          AND SUBSIDIARIES
                          ----------------

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
        -----------------------------------------------------

           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           -----------------------------------------------



(1)    GENERAL

       American Resources of Delaware, Inc. (ARI), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil & Exploration of Delaware, Inc. (SOE) pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

       ARI and its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. (the Subsidiary) are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the State of Kentucky and the Gulf of Mexico. The Subsidiary has expanded its production efforts through its involvement in the development of prospects offshore Louisiana in the Gulf of Mexico. These activities are considered to be one business segment for financial reporting purposes.

       The accompanying condensed, consolidated financial statements include the accounts of ARI and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1995 Form 10-K of the Company that was filed with the Securities and Exchange Commission.

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


(3)    LONG-TERM DEBT

       A summary of long-term debt follows:

                                        JUNE 30,     DECEMBER 31,
                                        --------     ------------
                                          1996           1995
                                          ----           ----
       Note payable to Den norske
       Bank AS., payable in monthly
       installments, commencing
       April 1, 1996 through
       February 1, 2002, with interest
       payable monthly commencing
       November 1, 1995 at prime plus
       1% per annum, secured by oil
       and gas properties, equipment
       and notes receivable.             $16,193,000    17,500,000

       Call option payable, original
       balance of $1,000,000 payable
       in monthly installments of
       $31,250 commencing April 1,
       1995, due November 1997.              500,000       718,750

       Note payable to unconsolidated
       subsidiary, due on demand plus
       interest at prime.                          -       100,000

       Note payable to a company,
       non-interest bearing, payable in
       monthly installments of $7,500.        40,216        80,216

       Notes payable to related parties,
       interest payable at 22%, in
       connection with Participation
       Agreement.                            400,000       400,000

       Note payable to a company pursuant
       to an agreed judgment regarding
       operational payables, payable on
       demand, plus interest of 8%.          150,000       150,000

                                                               (Continued)

                AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                          AND SUBSIDIARIES
                          ----------------

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
        -----------------------------------------------------


                                        JUNE 30,     DECEMBER 31,
                                        --------     ------------
                                          1996           1995
                                          ----           ----

       Note payable to related party,
       original balance of $465,000
       payable in monthly installments
       of $25,000, plus interest of
       prime plus 2%; secured by
       a gas contract.                 $        -         90,000

       Note payable, original balance
       of $166,885 payable in monthly
       installments of $7,500, plus
       interest at 8% per annum.                -         94,439

       Other notes                          64,928        58,441
                                        ----------    ----------
                                        17,348,144    19,191,846

       Less - Current portion           (4,093,048)   (4,623,341)

       Long-term debt                  $13,255,096    14,568,505
                                        ==========    ==========


       On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002 with Den norske Bank AS. (Den norske). Additional borrowings and repayment terms under the credit facility are dependent on a redetermination of the borrowing base, which is primarily dependent on the value of the mortgaged properties as determined under Den norske's internal lending procedures. As of June 30, 1996, monthly principal reductions will be $300,000 beginning August 1, 1996. The borrowing base will be redetermined semi-annually on each October 1 and April 1 prior to February 1, 2002.

       Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At June 30, 1996, the Company was in compliance with the required financial covenants, except for a covenant pertaining to its quarterly interest ratio. Under the credit facility, the Company must maintain a quarterly ratio of earnings, as defined in the credit facility, to interest expense of not less than 3.0 to 1.0. At June 30, 1996, the Company's ratio was 2.24 to 1.0, but the Company has obtained a waiver of the covenant from Den norske. At June 30, 1996, the Company has a working capital deficit of approximately $4,600,000 which the Company plans to satisfy through cash from operations, equity raise-ups, bank borrowings and property sales.

       In July 1995, in order to fulfill a loan commitment to Century Offshore Management Company (Century), an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties (see Note 8 - Subsequent Event), the Company and the directors simultaneously agreed to terminate the directors' participation in the Century Note; and the Company remains liable to the directors for $400,000 plus interest thereon at the rate of 22% per annum.

                                                       (Continued)
                                 12

                AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                          AND SUBSIDIARIES
                          ----------------

         NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------------


(4)    CENTURY/SETTLE TRANSACTIONS

       During the six months ended June 30, 1996, the Company has paid approximately $2,950,500 to Century to obtain various leasehold interests in prospects located in the Gulf Coast
       Region (see Note 8 - Subsequent Event).


(5)    STOCKHOLDERS' EQUITY

       The Company has authorized two million shares (2,000,000) of Preferred Stock, of which the following have been designated by the Board of Directors and are outstanding at June 30, 1996:

              Series B Preferred Stock is convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock has a liquidation preference of $10.00 per share, but is junior to the Series 1993 Preferred Stock. Dividends are payable quarterly at the rate of 6% in cash or common stock. There are 1,000,000 shares authorized and 0 and 117,000 shares outstanding at June 30, 1996 and December 31, 1995, respectively.

       In June 1996, the Company completed a private placement of $1,000,000 ($900,000 net of offering costs). The private placement consisted of 100 Units, each Unit consisting of 3,300 shares of common stock and one Class A Common Stock Purchase Warrant (Class A Warrant). Each Class A Warrant entitles the holder to purchase 1,650 shares of the Company's common stock at an exercise price of $4.00 per share.

       The Company has reserved a total of approximately 2,000,000 shares of common stock for issuance under a 1994 Compensatory Stock Option Plan (CSO). Outstanding stock options, which include CSO plan and non-plan options, granted to employees, consultants, officers and directors for the purchase of the Company's common stock are as follows:

                                                 PRICE PER SHARE
                                                 ---------------
                                    Shares       From        To
                                    ------       ----        --

       Balance December 31, 1995   2,710,730     $3.00      $8.00

         Granted                     498,500      4.50       4.50
         Terminated                 (422,000)     3.31       6.00
                                   ---------      ----       ----

       Balance June 30, 1996       2,787,230     $3.00      $8.00
                                   =========      ====       ====

       Outstanding options at June 30, 1996 include 1,960,910 issued under the CSO, of which 1,795,243 are exercisable, and 826,320 non-plan options, all of which are immediately exercisable. Outstanding options at June 30, 1996 expire between February 14, 1997 and February 1, 2005.


                                                               (Continued)

                AMERICAN RESOURCES OF DELAWARE, INC.
                ------------------------------------
                          AND SUBSIDIARIES
                          ----------------

        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
        -----------------------------------------------------


       At June 30, 1996, the Company has outstanding 1,674,878 common stock warrants convertible into 1,464,091 shares of common stock at exercise prices from $1.63 to $5.00 per share.

       The Company purchased and retired 58,059 shares of Series B Preferred Stock at $13.70 per share. During the quarter ended June 30, 1996, the Company allowed the holders of 21,676 shares of Series B Preferred Stock to convert the shares into 75,410 shares of common stock, thereby resulting in 0 shares of Series B Preferred Stock outstanding at June 30, 1996.


(6)    UNEARNED REVENUE

       On May 22, 1996, the Company, through its wholly owned subsidiary Southern Gas Company of Delaware, Inc., conveyed an approximate 2.2 bcf volumetric production payment in Appalachian wells recently purchased from AKS through a facility sponsored by William Energy Services Company, a subsidiary of the Williams Companies, Inc. and structured by NationsBank. The Company received $4,300,000 ($4,147,300 after related costs), for the production payment, which has an anticipated six year term. Of the funds received, $2,500,000 was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

       As a result of the transaction, the Company has recorded unearned revenue which will be recognized as the required volumes are delivered under the production payment conveyance.


(7)    RELATED PARTY TRANSACTIONS

       Significant related party transactions which are not disclosed elsewhere in these condensed, consolidated financial statements (see Note 2 - Property Acquisition and
       Note 3 - Long-term Debt) are discussed in the following paragraphs:

              In April 1996, the Company entered into agreements with two individuals, one of which is a director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro-rata basis in the $6,500,000 promissory note (which bears interest at 22%), as amended, due from Century (Century Note). The agreement allows the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assign the payments from the portion of the Century Note which is not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast Region. In July 1996, the Century Note was cancelled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 8 - Subsequent Event). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company repaying $500,000 to the individuals plus interest thereon at the rate of 22% per annum.

                                                               (Continued)

(8)    SUBSEQUENT EVENT

       On July 3, 1996, the Company, through its wholly owned subsidiary, Southern Gas Co. of Delaware, Inc. (Southern), acquired proved developed and undeveloped oil and gas properties, equipment and pipelines from Century located offshore Louisiana. As consideration for the assets, the Company paid $4,000,000 in cash, issued a subordinated debenture (Debenture) in the amount of $4,000,000 with a due date, as amended, of August 31, 1996 (the Debenture provides for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), the extinguishment of an existing note from Century to the Company in the amount of $6,500,000 and the assumption of existing liens against the assets in the approximate amount of $1,051,000. The foregoing transaction was effected pursuant to an asset Purchase Agreement entered into by and between the Company, Southern and Century, dated July 3, 1996.

       Additionally, the Company, through Southern, acquired certain rights and interests in undeveloped properties from Century located onshore Louisiana. As consideration for these interests, the Company has paid $3,884,000 in cash and issued 1,500,000 shares of restricted common stock in the Company at a deemed price of $4.00 per share. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into by and between Company, Southern and Century, dated July 3, 1996.

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

       In April, 1996, the Company entered into agreements with two individuals, one of whom is a director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro-rata basis in a $6,500,000 promissory note (which bears interest at 22%), as amended, due from Century (the "Century Note"). The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was cancelled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 8 of the Notes to Financial Statements included in Item 1 of this Report on Form 10-QSB). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company repaying $500,000 to the individuals plus interest thereon at the rate of 22% per annum.

       On May 9, 1996, the Company and Century Offshore Management Corporation ("Century") announced that the two companies have entered into preliminary discussions to explore the possibility of a merger. As a result of the commencement of these discussions, Jonathan B. Rudney, who was President and Chief Executive Officer of the Company and was also affiliated with Century, tendered his resignation in order to avoid any potential conflicts. Rick G. Avare, who had previously been serving the Company as Chief Operating Officer, assumed the position of President and Chief Executive Officer.

       On May 22, 1996, the Company conveyed an approximate 2.2 BCF volumetric production payment in the wells purchased from AKS through a facility sponsored by Williams Energy Services Company, a subsidiary of The Williams Companies, Inc., and structured by NationsBank. The Company received $4.3 million for the production payment which has an anticipated six-year term. Of the funds received, $2.5 million were used to reduce the Company's credit facility with its primary lender; and the remainder of the funds were used for working capital and further acquisition and development activities in the Gulf Coast region.

       On June 27, 1996, the Company completed a private placement of $1 million ($900,000 net of offering costs). The private placement consisted of 100 Units, each Unit consisting of 3,300 shares of common stock and one Class A Common Stock Purchase Warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase 1,650 shares of the Company's common stock at an exercise price of $4.00 per share.

       As a result of the merger discussions with Century, on July 3, 1996, the Company entered into Agreements with Century wherein it: (i) acquired a portion of the working interest of Century in ten oil and gas wells together with the exploration rights on property known as South Timbalier 148, located in the Louisiana offshore region of the Gulf of Mexico; (ii) purchased one-third of Century's contract rights to participate in the exploration and development in three separate onshore Salt Dome properties also located in the Gulf Coast region of Louisiana with combined acreage in excess of 100 square miles; and (iii) received a merger option from Century whereby the Company, at its sole option, has the right to require a merger between the Company and Century, such option being exercisable until June 30, 1997. The consideration for the properties was approximately $25.4 million, payable in cash and/or stock and relinquishment of the Century Note. These acquisitions are expected to add approximately 17 billion cubic feet ("BCF") equivalent of proven reserves to the Company's reserve base and enhance cash flow as well as create significant exploration opportunities for the Company in the Gulf Coast region. See Note 8 of the Notes to Financial Statements included in Item 1 of this Report on Form 10-QSB.

       In July, 1995, in order to fulfill the loan commitment to Century, an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties as set out above, the Company and the Directors simultaneously agreed to terminate the Directors' participation in the Century Note; and the Company remains liable to the Directors for $400,000 plus interest thereon at the rate of 22% per annum.

       RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,
       1996, AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995:

       Total revenues for the six months ended June 30, 1996, increased 107% to $16,101,952 from $7,741,793 for the comparable period in 1995. Corresponding operating expenses increased 126% to $14,075,398 in 1996 from $6,239,379 in 1995. Components of the increases are as follows:

- -      MARKETING: The Company's marketing volumes have increased to
       ---------
       3.48 billion cubic feet ("BCF") for the six months ended
       June 30, 1996, as compared to 2.12 BCF in 1995. The volume increase is primarily due to expansion of the Company's activities in this area and continued focus to function as an integrated oil and gas company. After strong prices during the first quarter of 1996, the second quarter of 1996 saw a decrease in prices and strong price competition. As a result, the Company realized a profit of just .5% on marketing revenues for the six months ended June 30, 1996, as compared to 8% in 1995.

- -      PRODUCTION: The Company's production revenues increased 162%
       ----------
       for the six months ended June 30, 1996, to $2,847,827 from $1,085,549 for the comparable period in 1995. Increased revenues result from production from the Ship Shoal B-3 and B-4 wells located in the Gulf Coast region which were drilled and completed in mid and late 1995, respectively. Production of oil and gas from these wells on an MCF equivalent basis for the first six months of 1996 was approximately 416,000 MCF as compared to approximately
       107,500 MCF for 1995. Also in 1996, production from the Company's Kentucky wells has increased to approximately 614,000 MCF as compared to approximately 339,000 MCF for 1995. The increase in Kentucky production results primarily from the Company's acquisition of various producing gas fields from AKS Energy Corporation in February, 1996.

       Also contributing to the increase are stronger gas and/or oil prices during the six months ended June 30, 1996, versus 1995. The average price per MCF equivalent on oil and gas production in 1996 was $2.70 versus $2.29 in 1995.

       Production expenses also increased to $605,137 for the six months ended June 30, 1996, from $290,505 for the comparable period in 1995. The increase results from the production of the Ship Shoal property and additional operating costs relating to the property which was acquired from AKS. The average production cost per MCF equivalent in 1996 was $.57 versus $.61 for the comparable period in 1995.

- -      DEPRECIATION, DEPLETION AND AMORTIZATION: Depreciation,
       ----------------------------------------
       depletion and amortization increased to $1,044,479 for the six months ended June 30, 1996, as compared to $561,190 for the same period in 1995. The increase results primarily from approximately $230,000 of depreciation, depletion and amortization on the Ship Shoal wells and additional depreciation on approximately $2,760,000 of property and equipment acquired since June 30, 1995.

- -      GENERAL AND ADMINISTRATIVE ("G&A"): G&A decreased 26% to
       ----------------------------------
       $927,618 for the six months ended June 30, 1996, as compared to $1,259,133 for the same period in 1995. The decrease reflects the cost savings achieved through the closing of the Scottsdale, Arizona, office; the results of an emphasis on cost control by management and the termination in the fourth quarter of 1995 of a consulting contract.

       Significant components of G&A for the six months ended June 30, 1996, include payroll of $401,800, professional fees of $125,517, consulting fees of $52,500, insurance of $84,428 and travel of $52,900. Significant savings of G&A which have been achieved for the six months ended June 30, 1996, as compared to the same period for 1995 include reductions in consulting fees of $117,640, payroll of $28,000, professional fees of $81,062 and bad debt expense of $50,000.

- -      OTHER INCOME (EXPENSE): Other income (expense) items
       ----------------------
       consisted of the following:

       INTEREST INCOME: Interest income results primarily from
       ---------------
       interest earned on notes receivable issued to Century. The notes earn interest at 22% per annum and are secured by offshore properties. During the six months ended June 30, 1996, interest was earned on an average outstanding balance of $6.5 million as compared to an average outstanding balance of approximately $2.3 million for the same period in 1995.

       INTEREST EXPENSE: Interest expense increased to $989,457 for
       ----------------
       the six months ended June 30, 1996, as compared to $444,130 for the same period in 1995. This results primarily from increased borrowings under the Company's primary credit facility. Outstanding borrowings under the facility were $16,193,000 at June 30, 1996, as compared to $7.8 million at June 30, 1995. The additional borrowings have been used to assist in expanding the Company's exploration, development and acquisition activities.

       GAIN ON SALE OF CLAIMS: During the six months ended June 30,
       ----------------------
       1995, the Company recognized a gain of $2,189,616 attributable to the sale of various secured and unsecured claims previously acquired from creditors of Century.

- -      NET INCOME: Net income for the six months ended June 30,
       ----------
       1996, was $521,178 as compared to $1,451,682 for the same period in 1995; however, net income for the six months ending June 30, 1995, included a gain of $2,189,616 ($1,357,000 net of tax) on the sale of claims. Operating income for the six months ended June 30, 1996 increased to $1,098,936 versus $243,281 for the same period in 1995. The increase resulted primarily from higher net production levels and lower general and administrative expenses.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
       1996, AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995:

       Total revenues for the three months ended June 30, 1996, increased 51% to $6,178,705 from $4,090,182 for the comparable period in 1995. Corresponding operating expenses increased 82% to $5,557,873 in 1996, from $3,181,278 in 1995. Components of the increases are as follows:

- -      MARKETING: After a strong first quarter, the second quarter
       ---------
       of 1996 saw gas prices decrease at a steady rate. Although the Company's marketing volumes increased to 1.5 bcf for the three months ended June 30, 1996, as compared to 1.08 bcf in 1995, the increase was adversely affected by price competition. Thus, the

       Company realized a 4.5% loss on marketing sales versus a 6.1% profit for the comparable period in 1995.

- -      PRODUCTION: Production revenues were $1,405,094 for the
       ----------
       three months ended June 30, 1996, as compared to $701,802 for the same period in 1995. The additional revenues are primarily due to production from the Ship Shoal B-3 and B-4 wells which were successfully drilled and completed in mid and late 1995, respectively. Production from these wells contributed approximately $673,000 in production revenues for the three months ended June 30, 1996. Additional revenue was also earned as a result of the purchase of various producing gas fields in the Appalachian area from AKS Energy Corporation which was consummated on February 26, 1996.

       Gas prices on Kentucky properties for the second quarter of 1996 averaged $2.31 per thousand cubic feet ("MCF"), down from the $2.60 per MCF average of the first quarter of 1996 but above the $2.16 per MCF average for the second quarter of 1995.

       Production of oil and gas on an MCF equivalent basis for the second quarter of 1996 was approximately 540,000 MCF versus 285,000 MCF for the same period in 1995. Production from the Ship Shoal properties located in the Gulf Coast region recovered during the second quarter of 1996, with oil production increasing approximately 17.5% from the first quarter of 1996. The operator has been able to increase production flow through its production platform; however, full production capabilities are still not being realized on the two wells.

       As can be expected, production costs also increased to $287,020 for the three months ended June 30, 1996, from $173,244 for the same period in 1995. This was due to the production costs associated with the Gulf Coast wells of approximately $88,000 and the costs associated with the properties acquired from AKS Energy Corporation.

- -      DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
       ----------------------------------------
       depletion and amortization increased to $570,136 for the three months ended June 30, 1996, as compared to $286,521 for the same period in 1995. The increase results primarily from approximately $140,000 of depreciation, depletion and amortization on the Ship Shoal wells and additional depreciation on approximately $2,760,000 of property and equipment acquired since June 30, 1995.

- -      GENERAL AND ADMINISTRATIVE ("G&A"):  G&A decreased 18% to
       ----------------------------------
       $475,156 for the three months ended June 30, 1996, as compared to $579,914 for the same period in 1995. The decrease reflects the cost savings achieved through the closing of the Scottsdale, Arizona, office; the results of an emphasis on cost control by management and the termination in the fourth quarter of 1995 of a consulting contract.

       Significant components of G&A for the three months ended June 30, 1996, include payroll of $207,228, professional fees of $71,595, consulting fees of $26,250, insurance of $46,435 and travel of $22,345. Significant savings of G&A which have been achieved for the three months ended June 30, 1996, as compared to the same period for 1995 include reductions in consulting fees of $54,865, payroll of $15,529 and rent of $4,543.

- -      OTHER INCOME (EXPENSE):  Other income (expense) items
       ----------------------
       consisted of the following:

       *       INTEREST INCOME:  Interest income results primarily
               ---------------
               from interest earned on notes receivable issued to Century. The notes earn interest at 22% per annum and are secured by offshore properties. During the three months ended June 30, 1996, interest was earned on an average outstanding balance of $6.5 million, as compared to an average outstanding balance of approximately $4.6 million for the same period in 1995.

       *       INTEREST EXPENSE:  Interest expense increased to
               ----------------
               $508,143 for the three months ended June 30, 1996, as compared to $253,397 for the same period in 1995.
               This results primarily from increased borrowings under the Company's primary credit facilities.

       *       GAIN ON SALE OF CLAIMS: During the three months ended
               ----------------------
               June 30, 1995, the Company recognized a gain of $399,201 attributable to the sale of various mechanic and materialmen's lien claims previously acquired from creditors of Century.

- -      NET INCOME:  Net income for the three months ended June 30,
       ----------
       1996 was $25,137 as compared to $422,765 for the same period in 1995. The decrease in 1996 is primarily due to the inclusion in 1995 of $339,201 of gain on the sale of claims and losses on marketing of approximately $196,000 in 1996 versus a gain of approximately $172,300 in 1995. Depreciation, depletion and amortization also increased by approximately $284,000 due to higher depletion and depreciation associated with the Gulf Coast region properties. These items were partially offset in 1996 by increased production revenues and lower general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES:

       Cash and cash equivalents for the six months ended June 30, 1996, totalled $628,422 as compared to $826,393 at December 31, 1995. During 1994 and 1993, the Company funded its oil and gas exploration and development activities and a portion of its operations with bank borrowings and equity capital from private placements. In 1995, $353,271 of cash from operations was contributed towards the Company's exploration and development activities and debt service requirements, with that amount increasing to $2,105,231 for the six months ended June 30, 1996. At June 30, 1996, the Company had available a $20,000,000 line of credit through Den norske, with a borrowing base of $20,000,000, of which the Company had drawn $16,193,000. The base was increased to $20,000,000 subsequent to December 31, 1995, to assist in funding the purchase of proved producing properties and related pipelines and equipment from AKS.

       Under the credit agreement with Den norske Bank, S.A. ("Den norske"), the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At June 30, 1996, the Company was in compliance with all of the required financial ratios except a covenant pertaining to its quarterly interest ratio. Under the credit facility, the Company must maintain a quarterly ratio of earnings, as defined in the credit facility, to interest expense of not less than 3.0 to 1.0. At June 30, 1996, the Company's ratio was 2.24 to 1.0, but the Company has obtained a waiver of this covenant from Den norske.

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

       In April, 1996, the Company entered into agreements with two individuals, one of whom is a Director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the $6,500,000 Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was cancelled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 8 of the Notes to Financial Statements included in Item 1 of this Report on Form 10-QSB). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company repaying $500,000 to the individuals plus interest thereon at the rate of 22% per annum.

       On May 22, 1996, the Company conveyed an approximate 2.2 BCF volumetric production payment in Appalachian wells recently purchased from AKS through a facility sponsored by Williams
Energy Services Company, a subsidiary of the Williams Companies, Inc., and structured by NationsBank. The Company received $4.3 million ($4,147,300 after related costs) for the production payment which has an anticipated six year term. Of the funds received $2.5 million was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

       On July 3, 1996, the Company acquired proved developed and undeveloped oil and gas properties, equipment and pipelines located offshore Louisiana from Century. As consideration for the assets, the Company paid $4 million in cash, issued a subordinated debenture ("Debenture") in the amount of $4 million with a due date, as amended, of August 31, 1996 (the Debenture provides for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), the extinguishment of an existing note from Century to the Company in the amount of $6.5 million and the assumption of existing liens against the assets in the approximate amount of $1,051,000. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into on July 3, 1996.

       Additionally, the Company acquired certain rights and interests in undeveloped properties located onshore Louisiana from Century. As consideration for these interests, the Company has paid $3,884,000 in cash and issued 1.5 million shares of restricted common stock in the Company at a deemed price of $4.00 per share. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into on July 3, 1996.

       The following is a summary of the Company's expected cash flow estimates for the remainder of 1996:


     Cash requirements:

          Capital costs             $15,494,000
          Debt service payments       4,730,000

          Total cash requirements                   $20,224,000

     Cash Sources:

          Cash from operations      $ 5,758,000
          Equity raise-ups           10,870,000
          Bank borrowings             6,300,000
          Sale of property              500,000

          Total cash sources                         23,428,000
                                                    -----------

     Excess                                         $ 3,204,000
                                                    ===========

       As can be seen above, the Company intends to meet its cash requirements for the remainder of 1996 with cash flow from operations, equity raise-ups and additional bank borrowings. The equity raise-ups are to be achieved by a series of private placements. If the funds are not raised within the expected timetable, capital projects will be adjusted accordingly. In August, 1996, Den norske Bank increased the Company's credit facility to $30,000,000, with a current borrowing base of $22,500,000.

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

10.3 Participation Agreement of April 12, 1996, between American Resources of Delaware, Inc.
               and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-QSB for the quarterly period ended March 31, 1996).

10.4           Production Payment Conveyance of May 22,
               1996, by and between Southern Gas Co. of Delaware, Inc., and Austin Energy Funding
               Partners.*

10.5           Asset Purchase Agreement by and between
               American Resources of Delaware, Inc.,
               Southern Gas Co. of Delaware, Inc., and
               Century Offshore Management Corporation
               dated July 3, 1996, for the acquisition of the South Timbalier 148 properties
               (incorporated by reference to Exhibit A to the Registrant's Form 8-K filed on July 18, 1996).

10.6           Asset Purchase Agreement by and between
               American Resources of Delaware, Inc.,
               Southern Gas Co. of Delaware, Inc., and
               Century Offshore Management Corporation
               dated July 3, 1996, for the acquisition of the contractual rights for salt dome properties (incorporated by reference to
               Exhibit B to the Registrant's Form 8-K filed on July 18, 1996).

* Filed herewith

       (b)     Reports on Form 8-K:

               On July 18, 1996, the Company filed a Form
               8-K reporting the purchase of oil and gas properties from Century Offshore Management
               Corporation.

                          SIGNATURES

       In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN RESOURCES OF DELAWARE, INC.



Date:  August 13, 1996       By:    /S/Jeffrey J. Hausman
       ---------------          --------------------------------
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

10.3           Participation Agreement of April 12, 1996,
               between American Resources of Delaware, Inc.
               and Douglas L. Hawthorne (incorporated by
               reference to Exhibit 10.3 to the
               Registrant's Report on Form 10-QSB for the
               quarterly period ended March 31, 1996).             *

10.4           Production Payment Conveyance of May 22,
               1996, by and between Southern Gas Co. of
               Delaware, Inc., and Austin Energy Funding
               Partners.                                          29

10.5           Asset Purchase Agreement by and between
               American Resources of Delaware, Inc.,
               Southern Gas Co. of Delaware, Inc., and
               Century Offshore Management Corporation
               dated July 3, 1996, for the acquisition of the South Timbalier 148 properties
               (incorporated by reference to Exhibit A to the Registrant's Form 8-K filed on July 18,
               1996).                                              *

10.6           Asset Purchase Agreement by and between
               American Resources of Delaware, Inc.,
               Southern Gas Co. of Delaware, Inc., and
               Century Offshore Management Corporation
               dated July 3, 1996, for the acquisition of
               the contractual rights for salt dome
               properties (incorporated by reference to
               Exhibit B to the Registrant's Form 8-K filed
               on July 18, 1996).                                  *

                   PRODUCTION PAYMENT CONVEYANCE


       THIS CONVEYANCE (this "Conveyance") dated as of the Effective Date set out at the end hereof, is from and by Southern
Gas Co. of Delaware, Inc. (herein called "Grantor"), to Austin
Energy Funding Partners, a Texas general partnership (herein called "Grantee").


                        ARTICLE I

       Section 1.1.  Defined Terms.  When used in this Conveyance
                     -------------
or in any exhibit or schedule hereto (unless otherwise defined in any such exhibit or schedule), the following terms have the respective meanings assigned to them in this section or in the sections, subsections, exhibits and schedules referred to below:

       "Affiliate" means, with respect to any Person: (a) any other
        ---------
Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (b) any other Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, and (c) any other Person directly or indirectly controlling, controlled by or under common control with such Person.

       "Agreed Rate" means a per annum rate of interest which is
        -----------
equal to the lesser of: (a) that fluctuating rate of interest which is two percent (2.0 %) above the prime rate of interest of NationsBank of Texas, N.A., as announced or published by such bank from time to time, and (b) the maximum rate of interest from time to time permitted by applicable law.

       "Base Quantity" means 2,670,066 MMBTUs.
        -------------

       "British Thermal Unit" or "BTU" means the amount of energy
        --------------------      ---
required to raise the temperature of one pound of pure water one degree Fahrenheit from 58.5 degrees Fahrenheit to 59.5 degrees
Fahrenheit, as defined in the American Gas Association Gas
Measurement Manual and any subsequent revisions.

       "Certain Percentage" means:
        ------------------

               (a) with respect to each portion of Subject Lands described on Exhibit A, the greater of (i) the percentage shown on Exhibit A as the "Certain Percentage" for such portion of Subject Lands or (ii) the portion of Hydrocarbons produced from such portion of Subject Lands which is attributable (after deducting all royalties, overriding royalties, production payments and similar burdens, except the Production Payment, burdening the Subject Interests) to Subject Interests, and

               (b) for each other portion of Subject Lands, the portion of Hydrocarbons produced from such portion of Subject Lands which is attributable (after deducting all royalties, overriding royalties, production payments and similar burdens, except the Production Payment, burdening the Subject Interests) to Subject Interests.

       "Commercial Well" shall have the meaning given such term in
        ---------------
Section 3.3(c).

       "Designated Event" has the meaning assigned to it in
        ----------------
Section 5.1.

       "Direct Taxes" means all ad valorem, property, gathering,
        ------------
transportation, pipeline regulating, gross receipts, severance, production, excise, heating content, carbon, value, value added, environmental, occupation, sales, use, fuel, and other taxes and governmental charges and assessments imposed on all or any part of the Subject Interests, Hydrocarbons produced from Subject Interests or the proceeds thereof, the Production Payment or the PP Hydrocarbons or the proceeds thereof, regardless of the point at which such taxes, charges or assessments are charged, collected, levied or otherwise imposed. The only taxes which are not Direct Taxes are federal income taxes and Texas franchise taxes.

       "Environmental Laws" means all applicable local, state or
        ------------------
federal laws, rules, regulations, or orders regulating or otherwise pertaining to (a) the use, generation, migration, storage, removal, treatment, remedy, discharge, release, transportation, disposal or cleanup of pollutants, contamination, hazardous wastes, hazardous substances, hazardous materials, toxic substances or toxic pollutants, (b) the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air and any other environmental medium on or off any Subject Interest, or (c) the environment or health and safety-related matters; including the following as from time to time amended and all others whether similar or dissimilar:
the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, as amended by the Used Oil Recycling Act of 1980, the Solid Waste Disposal Act Amendments of 1980, and the Hazardous and Solid Waste Amendments of 1984, the Hazardous Materials Transportation Act, as amended, the Toxic Substance Control Act, as amended, the Clean Air Act, as amended, the Clean Water Act, as amended, and all regulations promulgated pursuant thereto.

       "Force Majeure" shall mean any act, omission, or
        -------------
circumstances occasioned by or in consequence of any blockages, insurrections, riots, epidemics, flood, washouts, landslides, earthquakes, extreme cold or freezing weather, lightening, arrests and restraint of rules and peoples (federal, state, local, tribal, civil or military), civil disturbances, explosions, breakage of or accident to machinery or line or pipe, the order of any court of governmental authority having jurisdiction, or any other causes, whether of the kind herein enumerated or otherwise, not reasonably within the control of the party claiming force majeure, not caused by the fault or negligence of such party, and which by the exercise of due diligence such party is unable to prevent or overcome; provided that failures to prevent or settle strikes, changes in market conditions, losses of markets, and changes in tax laws shall not be considered events of Force Majeure.

       "Gas" means natural gas and other gaseous hydrocarbons
        ---
(including casinghead gas, but excluding condensate and other liquid hydrocarbons removed by mechanical field separation prior to the Measurement Points).

       "Grantee" means the Person named in the preamble to this
        -------
Conveyance as the Grantee, and, unless the context in which used shall otherwise require, such term means any successor-owner at the time in question of any or all of the Production Payment.

       "Grantor" means the Person named in the preamble of this
        -------
Conveyance as Grantor, and, unless the context in which used shall otherwise require, such term means any successor-owner at the time in question of any or all of the Subject Interests.

       "Hydrocarbons" means Gas.
        ------------

       "Initial Time" shall mean 7:00 A.M. local time at the
        ------------
location of the Subject Interests, respectively, on June 1, 1996.

       "Internal Revenue Code" means the Internal Revenue Code of
        ---------------------
1986, as amended from time to time, and any successor statute or statutes.

       "Make-Up Deliveries" means, for each Month during the
        ------------------
Production Payment Period, the positive remainder, if any, of
(a) the quantity (expressed in MMBTUs, based on the MMBTU Content thereof) of PP Hydrocarbons actually received hereunder by Grantee from the Subject Interests during such Month (as measured at the Measurement Points), minus (b) the Specified Quantity for such Month.

       "Make-Whole Balance" means, when determined as of the end of
        ------------------
any Month during the Production Payment Period, the Make-Whole
Balance as of the beginning of such Month adjusted as follows:

               (a)  increased by an amount equal to the product of
       (i) the Volume Shortfall, if any, for such Month, times
       (ii) the Marker Price (shortfall) for such Month;

               (b)  decreased by an amount equal to the product of
       (i) the Make-Up Deliveries, if any, for such Month, times
       (ii) the Marker Price (makeup) for such Month;

               (c) increased by any amounts (including Direct Taxes) which Grantor is obligated hereunder to pay but has not paid and which are paid (or otherwise borne, including by means of deduction from proceeds) by Grantee during such Month, plus an amount equal to interest on any such amounts at the Agreed Rate for the period from the date such amounts are paid or borne (amounts borne by deduction from proceeds being deemed borne at the time when the proceeds are received from which the same were deducted) by Grantee to the end of such Month;

               (d) decreased by any amounts previously included in the Make Whole Balance pursuant to clause (c) but for which Grantor has reimbursed Grantee during such Month; and

               (e) increased by an amount equal to the interest which would have accrued during such Month on an amount equal to the sum of (i) the amount computed under clause (a) above, plus (ii) the Make-Whole Balance at the beginning of such Month, had such amount borne interest at the Agreed Rate on each day during such Month.

The Make-Whole Balance at the Initial Time will be zero, and the Make-Whole Balance shall never be reduced by the above adjustments to be less than zero.

       "Marker Price (makeup)" means, for each Month, an amount
        ---------------------
equal to 99% of an amount equal to the price published in the first issue of such Month which is listed in "Prices of Spot Gas Delivered to Pipelines" in Inside FERC's Gas Market Report under
                           -------------------------------
the heading "Columbia Gas Transmission Corp. - Appalachia (W. Va., Ohio, Kentucky)".

       "Marker Price (shortfall)" means, for each Month, an amount
        ------------------------
equal to (i) the price published in the first issue of such Month which is listed in "Prices of Spot Gas Delivered to Pipelines" in Inside FERC's Gas Market Report under the heading "Columbia Gas
- -------------------------------
Transmission Corp. - Appalachia (W. Va., Ohio, Kentucky)".

       "Measurement Points" means the points designated as such on
        ------------------
Schedule 2.

       "MMBTU" means 1,000,000 British Thermal Units.
        -----

       "MMBTU Content" means the heating value, expressed in
        -------------
MMBTUs, of any particular Hydrocarbons. The MMBTU Content of any particular quantity of Gas shall be the actual heating value thereof as determined on a dry basis.

       "Month" means (i) the period between the Initial Time and
        -----
7:00 A.M. local time at the location of the Subject Interests, respectively, on the first day of the calendar month following the calendar month in which the Initial Time falls and
(ii) thereafter, the period between 7:00 A.M. local time at the location of the Subject Interests respectively on the first day of one calendar month and 7:00 A.M. local time at the location of the Subject Interests respectively on the first day of the next calendar month.

       "Non-Affiliate" means, with respect to any Person, any
        -------------
Person who is not an Affiliate of such Person.

       "Person" means an individual, corporation, partnership,
        ------
limited liability company, association, joint stock company, trust or trustee thereof, estate or executor thereof, unincorporated organization or joint venture, court or governmental unit or any agency or subdivision thereof, or any other legally recognizable entity.

       "PP Hydrocarbons" means the Hydrocarbons attributable to the
        ---------------
Production Payment.

       "Production Payment" means the limited term overriding
        ------------------
royalty interest which is granted herein to Grantee, and all other rights, titles, interests, estates, remedies, powers and privileges appurtenant or incident to such limited term overriding royalty interest.

       "Production Payment Percentage" means:  (a) for each Month
        -----------------------------
for which there is no Specified Quantity, ninety percent (90%) and (b) for each other Month the lesser of (i) ninety percent (90%) or (ii) that percentage necessary to cause Grantee to receive hereunder a quantity (expressed in MMBTUs based on the MMBTU Content thereof) of Hydrocarbons (measured at the Measurement Points) during such Month equal to the Specified Quantity for such Month, plus that additional quantity (expressed in MMBTUs based on the MMBTU Content thereof) of Hydrocarbons (measured at the Measurement Points) which would be required to cause the Make Whole Balance to be reduced to zero at the end of such Month.

       "Production Payment Period" means the period from and after
        -------------------------
the Initial Time until the Termination Time.

       "Purchase Agreement" means the Purchase Agreement of even
        ------------------
date herewith between Grantor and Grantee.

       "Retained Interests" means the interests retained by Grantor
        ------------------
in the Subject Interests after conveyance of the Production
Payment hereunder.

       "Specified Quantity" for any Month means the number of
        ------------------
MMBTUs set out for such Month in Schedule 1 hereto.

       "Subject Hydrocarbons" means that portion of the
        --------------------
Hydrocarbons in and under and that, during the Production Payment Period, may be produced from (or, to the extent pooled or unitized, allocated to) Subject Lands, which is attributable (after deducting all royalties, overriding royalties, production payments and similar burdens, except the Production Payment, burdening the Subject Interests at the Initial Time which are reflected on Exhibit A) to the Subject Interests.

       "Subject Interests" means:
        -----------------

               (a) All of those properties described in Exhibit A attached hereto and made a part hereof for all purposes; and

               (b) Without limitation of the foregoing, all other right, title and interest (of whatever kind or character, whether legal or equitable, and whether vested or contingent) of Grantor in and to the oil, gas and other minerals in and under or that may be produced from lands which have been described on Exhibit A hereto or which are described in any lease or other instrument described on Exhibit A hereto (including interests in oil, gas or mineral leases covering such lands, overriding royalties, production payments and net profits interests in such lands or such leases, and fee mineral interests, fee royalty interests and other interests in such oil, gas and other minerals) even though Grantor's interest in such oil, gas and other minerals may be incorrectly described in, or omitted from, such Exhibit A (and without limitation by any depth limitations set forth in Exhibit A); and

               (c) All rights, titles and interests of Grantor in and to, or otherwise derived from, all presently existing and valid oil, gas or mineral unitization, pooling, or communitization agreements, declarations or orders and in and to the properties covered and the units created thereby (including all units formed under orders, rules, regulations, or other official acts of any federal, state, or other authority having jurisdiction, voluntary unitization agreements, designations or declarations, and so-called "working interest units" created under operating agreements or otherwise) relating to the properties described in subsections (a) and (b) above.

       "Subject Lands" means (a) the lands and depths described in
        -------------
Exhibit A (where no depth limit is specified, Subject Lands shall include all depths) and (b) all other lands and depths which are covered by Subject Interests.

       "Subject Wells" means all wells now located on the Subject
        -------------
Interests or hereafter drilled on the Subject Interests, and any other wells now or hereafter located on lands or leases pooled, communitized or unitized with the Subject Interests.

       "Termination Time" has the meaning assigned to it in Section
        ----------------
2.2.

       "Volume Shortfall" means, for each Month during the
        ----------------
Production Payment Period, the positive remainder, if any, of
(a) the Specified Quantity for such Month, minus (b) the quantity of the PP Hydrocarbons (expressed in MMBTUs, based on the MMBTU

Content thereof) actually received hereunder by Grantee from the Subject Interests during such Month (as measured at the Measurement Points).

       Section 1.2.  Rules of Construction.  All references in this
                     ---------------------
Conveyance to articles, sections, subsections and other subdivisions refer to corresponding articles, sections, subsections and other subdivisions of this Conveyance unless expressly provided otherwise. Titles appearing at the beginning of any of such subdivisions are for convenience only and shall not constitute part of such subdivisions and shall be disregarded in construing the language contained in such subdivisions. The words "this Conveyance", "this instrument", "herein", "hereof", "hereunder" and words of similar import refer to this Conveyance as a whole and not to any particular subdivision unless expressly so limited. Unless the context otherwise requires: "including" and its grammatical variations mean "including without limitation"; "or" is not exclusive; words in the singular form shall be construed to include the plural, and vice versa; words in any gender include all other genders; references herein to any instrument or agreement refer to such instrument or agreement as it may be from time to time amended or supplemented; and references herein to any Person include such Person's successors and assigns. All references in this Conveyance to exhibits and schedules refer to exhibits and schedules to this Conveyance unless expressly provided otherwise, and all such exhibits and schedules are hereby incorporated herein by reference and made a part hereof for all purposes.


                          ARTICLE II

       Section 2.1.  Conveyance.  Grantor does hereby GRANT,
                     ----------
BARGAIN, SELL, CONVEY, ASSIGN, TRANSFER, SET OVER AND DELIVER unto Grantee, as a production payment, a limited term overriding royalty interest equal to the Production Payment Percentage of the Certain Percentage of all Hydrocarbons in and under and that, during the Production Payment Period, may be produced from (or, to the extent pooled or unitized, allocated to) the Subject Lands.

       TO HAVE AND TO HOLD the Production Payment unto Grantee, its successors and assigns forever.

       Section 2.2.  Termination.  The Production Payment shall
                     -----------
remain in full force and effect until the time (the "Termination
Time") which is the later of:

               (a) the beginning of the Month which first follows the Month in which the total quantity (expressed in MMBTUs, based on the MMBTU content thereof) of PP Hydrocarbons actually received by Grantee (measured at the Measurement Points) equals (i) the Base Quantity, plus (ii) the amount (if any) by which (A) the total of all Makeup Deliveries for all Months from and after the Initial Time exceeds (B) the total of all Volume Shortfalls for all Months from and after the Initial Time (provided that if (B) equals or exceeds
       (A), the amount under clause (ii) will be zero);

               (b) the beginning of the Month which first follows the Month in which the Make-Whole Balance has been reduced to zero and any other sums owing hereunder to Grantee have been paid; and

               (c) 7:00 a.m., local time at the location of each of the Subject Interests, on June 1, 2002.

In determining when the Termination Time is reached (or in determining Volume Shortfalls or Makeup Deliveries or the Production Payment Percentage, all as provided for above), all volumes of Hydrocarbons and the MMBTU Content thereof shall be measured at the respective Measurement Points. At the Termination Time all rights, titles and interests herein conveyed in and to any Hydrocarbons thereafter produced shall automatically terminate and vest in Grantor, and, upon request by Grantor, Grantee shall execute and deliver such instrument or instruments (in proper recordable form, if applicable) as may be necessary to evidence such termination of the Production Payment; provided that, notwithstanding the foregoing or anything herein to the contrary, any obligations which any Person may have to indemnify or compensate Grantee, or to make payments to Grantee on account of PP Hydrocarbons produced before the Termination Time, shall survive any termination of the Production Payment.

       Section 2.3.  Non Cost Bearing.  The Production Payment
                     ----------------
shall be free of all Direct Taxes and all costs and expenses of exploring, developing and operating the Subject Interests and all costs and expenses of producing Hydrocarbons or compressing, treating, transporting or handling the same prior to the Measurement Points, and all of such Direct Taxes and other costs and expenses shall be borne by the Retained Interests and paid by Grantor.

       Section 2.4.  Hydrocarbons Lost or Used.  For the purposes
                     -------------------------
of determining Hydrocarbons attributable to the Production Payment, there shall be excluded from Hydrocarbons produced from (or, to the extent pooled or unitized, allocated to) Subject Lands those Hydrocarbons which are unavoidably lost in the production thereof or in the compression, treatment, transportation or handling thereof prior to the applicable Measurement Point, or which are used by Grantor or the operator of any Subject Interest for such purposes, in each case only to the extent the same are lost or used in the course of operations which are being conducted prudently and in a good and workmanlike manner.

       Section 2.5.  No Proportionate Reduction.  It is understood
                     --------------------------
and agreed that, though the Production Payment is conveyed by Grantor to Grantee out of the Subject Interests, such Production Payment shall be equal to the full Production Payment Percentage of the Certain Percentage of the Hydrocarbons produced from (or, to the extent pooled or unitized, allocated to) the Subject
Lands, and shall not be reduced for any reason. For example, the same shall not be reduced if the undivided interest in a lease represented by Subject Interests is less than the entire interest in such lease, or if the interest in oil, gas and other minerals underlying any portion of the Subject Lands which is covered by a particular lease (or group of leases) is less than the entire interest in the oil, gas and other minerals in such portion of the Subject Lands, or if the share of production from (or, to the extent pooled or unitized, allocated to) any portion of Subject Lands which is attributable to the Subject Interests is less than the "Certain Percentage" set forth on Exhibit A for such portion of the Subject Lands or if Grantor does not own, or otherwise have good title to, the Subject Interests described on Exhibit A.


                           ARTICLE III

               Operation of the Subject Interests
               ----------------------------------

       Section 3.1.  Operations.  As between Grantee and Grantor,
                     ----------
Grantor shall have exclusive charge, management and control of all operations to be conducted on the Subject Interests. Grantor shall take or cause to be taken any and all actions which a prudent operator would deem necessary or advisable in the exploration, development, operation, maintenance and management thereof and in the production, handling, treating and transportation of Hydrocarbons produced therefrom up to the Measurement Points, and in so acting Grantor shall not take into account the diminution in Grantor's share of production from the Subject Interests caused by the granting of the Production Payment, and Grantor shall make its economic decisions as if Grantor owned the full interest in the Subject Interests undiminished by the Production Payment. Without limitation of the foregoing, Grantor shall (a) operate and maintain the Subject Interests in conformity with all applicable laws and all rules, regulations and orders of all duly constituted authorities having jurisdiction (including all Environmental Laws) and in conformity with all leases and other contracts and agreements forming a part of or relating to the Subject Interests; (b) promptly pay all costs and expenses (including all Direct Taxes and all costs, expenses and liabilities for labor, materials and equipment incurred in connection with the Subject Interests and all obligations to the holders of royalty interests and other interests affecting the Subject Interests) incurred in exploring, developing, operating and maintaining the Subject Interests (or in producing, handling, treating and transporting Hydrocarbons produced therefrom up to the Measurement Points); and (c) maintain in full force and effect, free of any right of cancellation, forfeiture or termination, the Subject Interests, as well as all contracts, agreements, permits, licenses, easements, servitudes and other rights necessary or useful in connection with the exploration, development, operation or management of the Subject Interests or the producing, handling, treating and transporting of Hydrocarbons produced therefrom.

As to any of the Subject Interests of which Grantor is now, or hereafter becomes, the operator, Grantor will not resign, or otherwise voluntarily relinquish, its position as operator. As to any matters which Grantor does not control because Grantor is not at that time the operator of a part of Subject Interests, Grantor shall exercise its full legal rights to cause the operator of such part of Subject Interests to take any and all actions as are required above.

       Section 3.2.  Disposition of Production.
                     -------------------------

       (a) Except as provided in Subparagraph (b) below, Grantor shall have no right or obligation to sell PP Hydrocarbons. It is recognized that, except to the extent that Grantor is selling or causing to be sold PP Hydrocarbons pursuant to Section 3.2(b), Grantee and Grantor will each be taking quantities of Hydrocarbons from the Subject Interests, and that coordination between Grantee and Grantor will be required with respect thereto. Grantor agrees to cooperate with, and assist, Grantee in connection with Grantee's receipt of PP Hydrocarbons. Without limitation of the foregoing: (i) not less than 5 days prior to the first day of each Month, Grantor will notify Grantee or its authorized representatives, in writing, of the total amounts and average daily amounts of gas, if any, which Grantor expects to be produced from the Subject Interests during such Month, and the portion thereof which Grantor projects will be attributable to the Production Payment and the allocation of such amounts between Measurement Points, (ii) Grantor shall immediately notify Grantee in writing of any change in the rate of delivery of Hydrocarbons from Subject Interests, and (iii) Grantor and Grantee will cooperate to ensure that nominations to gas transporters and gas buyers are timely made and that such nominations reflect expected deliveries from the various Subject Interests, and Grantee and its authorized representatives shall be entitled to rely upon Grantor's production projections for the purpose of scheduling deliveries with transporters and purchasers. Should Grantee so request, Grantor will furnish the information provided for in the preceding sentence, and make nominations and schedule deliveries (and make any revisions to such nominations and reschedule deliveries) for PP Hydrocarbons (in the form and at the times required by such parties), directly to parties purchasing or transporting PP Hydrocarbons for Grantee. In the event any charges, costs, penalties or expenses are incurred or payable to any party solely as a result of Grantee's failure to adjust nominations or scheduled deliveries in accordance with notification from Grantor of any increase or decrease in quantities to be delivered from any Subject Well where it was reasonably possible for Grantee to make such adjustment without detriment to it (and where Grantee had not previously requested Grantor to handle such matters, as provided above), then, as between the parties hereto, Grantee shall be liable for and shall hold Grantor harmless from any such charges, costs, penalties or expenses. In the event any such charges, costs, penalties or expenses are incurred or payable to any party other than in the circumstances provided for in the preceding sentence (including such charges, costs, penalties or expenses as are caused by failure to deliver projected quantities, or failure to provide notice of changes in deliveries, or such charges, costs, penalties or expenses are incurred when Grantor is making nominations, and/or revisions to nominations, on behalf of Grantee, as provided for above), then, as between the parties hereto, Grantor shall be liable for and shall hold Grantee harmless for such charges, costs, penalties or expenses. Each of Grantor and Grantee shall promptly notify the other of any notice received by it from any third party that indicates an imbalance in deliveries exists or is occurring that may give rise to any such charges, costs, penalties or expenses.

       (b) If, and only if, Grantee from time to time so requires in writing with respect to any part of PP Hydrocarbons (the "Designated PP Hydrocarbons"), Grantor shall sell or cause to be sold the Designated PP Hydrocarbons on behalf of Grantee in accordance with reasonable and prudent business judgment and sound oil field practices and on such terms and conditions as Grantor shall determine to be in the best interest of Grantee; provided, however, that all such sales of Designated PP
Hydrocarbons:

               (i) shall be upon terms and conditions which are the best terms and conditions available as determined in good faith by Grantor taking into account all relevant circumstances, including price, quality of production, access to markets or lack thereof, minimum purchase guarantees, identity of purchaser and length of commitment,

               (ii) shall be upon terms and conditions at least as favorable as Grantor obtains for Hydrocarbons not subject to this Conveyance which are of comparable type and quality and in the same location, except where such terms and conditions cannot be made available to sales of the Designated PP Hydrocarbons under contracts in existence at the Initial Time (provided that in all events such terms and conditions must be at least as favorable as those obtained by Grantor or any Affiliate of Grantor in the same oil, gas or mineral properties from which the Designated PP Hydrocarbons are produced, and shall not include consideration other than payment for production delivered),

               (iii) shall be made to Non-Affiliates of Grantor, unless prior written consent is obtained from Grantee,

               (iv) shall not contain provisions whereby payment for production is (in whole or in part) payable in advance of such production occurring (including "take or pay" provisions), or whereby payment is or can be deferred for more than 60 days after the month in which such production is delivered, or whereby payments are made other than by checks, drafts, wire transfer advises or other similar writings, instruments or communications for the immediate payment of money, and

               (v) shall be made cancelable upon 90 days or less notice with no resultant penalty.

Grantor will exercise its best efforts to perform all obligations binding on it under any marketing agreements or arrangements so entered into and to enforce the performance of the obligations of third parties thereunder; provided, however, that Grantor shall have no liability for the performance of the obligations of any purchaser of Designated PP Hydrocarbons in the absence of any negligence or willful misconduct on the part of Grantor. As to any third party, all acts of Grantor in marketing the Designated PP Hydrocarbons as provided in this Section and all contracts executed by Grantor shall be binding on Grantee and the Production Payment; it shall not be necessary for Grantee to join in any such contracts. Notwithstanding any provision hereof to the contrary, any acts of Grantor in marketing PP Hydrocarbons which are not in compliance with the provisions of this Conveyance shall be subject to immediate rejection by Grantee.
In the event Grantor sells Designated PP Hydrocarbons on behalf of Grantee pursuant to this Section, Grantee shall, nevertheless, be entitled to receive payment of proceeds from such sale directly from the purchasers of such Designated PP Hydrocarbons, and Grantor shall take such actions (including executing all division orders, transfer orders, instructions in lieu thereof and other additional instruments) as are necessary or appropriate to achieve such result.

       (c) If any proceeds attributable to the sale of PP Hydrocarbons are ever received by Grantor, such proceeds shall be held in trust by Grantor for Grantee; and Grantor shall pay such proceeds (by wire transfer to such account as Grantee shall have designated from time to time to Grantor) no more than two business days after such receipt thereof by Grantor. Grantor will cooperate with Grantee in instructing all purchasers of PP Hydrocarbons to pay such proceeds directly to Grantee and shall execute such additional instruments (including division orders, transfer orders and instructions in lieu thereof) as may be necessary or appropriate in connection therewith.

       (d) No pipeline company or other Person purchasing, taking, or processing PP Hydrocarbons shall ever be required to take notice of, or keep informed concerning, the termination of the Production Payment, until actual receipt of written notice from Grantee confirming that such termination has occurred.

       Section 3.3.  Shut-in or Abandonment of Subject Wells;
                     ----------------------------------------
Abandonment of Subject Interests.
- --------------------------------

       (a) Until the termination of the Production Payment, Grantor shall not, without first obtaining the written consent of
Grantee:

               (i) abandon (or propose or consent to the abandonment of) any Subject Well, or surrender, abandon or release (or propose or consent to the surrender, abandonment or release
       of) any Subject Interest; provided, however, that without the consent of Grantee:

                      (A) Subject to the provisions of Section 3.3(d), Grantor shall have the right to abandon a Subject Well if and when such Subject Well ceases to be a Commercial Well and it would not be economically feasible (without regard to the burden of the Production Payment) to restore the productivity of such well by reworking, recompleting, reconditioning, deepening, plugging back, or otherwise conducting remedial work thereon; and

                      (B) Subject to the provisions of Section 3.3(d), Grantor shall have the right to surrender and release any Subject Interest or any part of a Subject Interest when there is no Commercial Well located thereon and to drill, rework, recomplete, recondition, deepen, plug back or otherwise conduct remedial work on a well thereon would not be economically feasible (without regard to the burden of the Production Payment), provided that no part of a Subject Interest shall be so surrendered or released which is included within the drilling or spacing unit of a Commercial Well;

               or

               (ii) voluntarily shut-in or restrict the flow from a Subject Well (or propose or consent to such a shut-in or restriction); provided that (A) a shut-in of, or restriction of flow from a well shall not be deemed to be voluntarily made if it is caused by or results from governmental requirements, operation and maintenance requirements, or sound reservoir management requirements, or from an act or event of Force Majeure, and (B) a Subject Well which has ceased to be a Commercial Well and can be abandoned under clause (A) above may be shut-in pending such abandonment.

       (b) If, prior to the termination of the Production Payment, a Subject Well ceases to be a Commercial Well, and (i) it would be economically feasible (without regard to the burden of the Production Payment) to restore the productivity of such well by reworking, recompleting, reconditioning, deepening, plugging back, or otherwise conducting remedial work thereon, then Grantor shall take such action to restore the productivity of such well or (ii) it would be economically feasible (without regard to the burden of the Production Payment) to redrill such well, then Grantor shall redrill such well.

       (c) For all purposes of this Conveyance, (i) a well shall be deemed to be a "Commercial Well" unless and until there arises a condition which reasonably appears to be permanent, such that the aggregate value of the Hydrocarbons which are being produced or which it reasonably appears will be produced from such well -- net of Direct Taxes and of royalties, overriding royalties and similar burdens reflected on Exhibit A, but without regard to the burden of the Production Payment -- no longer exceeds or will not exceed the costs and expenses directly related to the operation and maintenance of such well (without limitation, such direct costs and expenses do not include items which are included in overhead charges under the applicable operating agreement or if there is no such operating agreement, under the 1984 COPAS Accounting Procedure with the election "shall" selected in
Article III), and (ii) the restoration of the productivity of a well or the drilling of a well shall be deemed to be "economically feasible" whenever the aggregate value of the Hydrocarbons which it reasonably appears will be produced from such well -- net of Direct Taxes and of royalties, overriding royalties and similar burdens reflected on Exhibit A, but without regard to the burden of the Production Payment -- will exceed the costs and expenses directly related to such restoration or drilling and the operation and maintenance of such well (excluding, without limitation, items included in overhead charges, as described above).

       (d) Before abandoning any Subject Well, or surrendering or releasing any Subject Interest or part thereof, Grantor shall offer, in writing, to assign the same to Grantee (or its designee) upon Grantee's (or such designee's) payment to Grantor of the net salvage value (if any) of Grantor's interest in equipment attributable thereto, and, if Grantee so elects within 15 days of receipt of such offer, Grantor will so assign the same to Grantee (or its designee) who shall, upon receipt of such assignment, pay such amount to Grantor. This provision shall not be applicable if a well has ceased to be a Commercial Well (in the absence of any breach by Grantor of the provisions hereof) and as a result the Subject Interest on which such well was located has terminated.

       Section 3.4.  Adverse Claims.  Grantor will, immediately
                     --------------
after discovery of such claim or demand, cause written notice to be given to Grantee of every adverse claim or demand made by any Person affecting the Subject Interests or the Hydrocarbons produced therefrom in any manner whatsoever, or of any proceedings instituted with respect thereto; and Grantor will cause all necessary and proper steps to be diligently taken to protect and defend the Subject Interests and such Hydrocarbons against any such adverse claim or demand.

       Section 3.5.  Insurance and Losses.
                     --------------------

       (a) Grantor shall maintain or cause to be maintained, at its sole cost and expense and with financially sound and reputable insurers reasonably satisfactory to Grantee, insurance covering the Subject Interests and all wells, equipment and facilities located thereon, against such liabilities, casualties, risks and contingencies and in such types, as is customary in the case of companies engaged in similar operations and having similar property. Such insurance shall in any event include the types and coverages described in Schedule 3, with limits of coverage no less than those set out in such Schedule. All liability insurance shall name Grantee as an additional insured. Grantor shall furnish annual certificates of such insurance to Grantee not less than 30 days prior to the expiration or termination of such policy of insurance.

       (b) In the event of any damage to or loss of any well, equipment or facility on the Subject Interests, Grantor (at no cost to Grantee) shall promptly redrill, rebuild, reconstruct, repair, restore or replace such damaged or lost property.

       Section 3.6.  Government Regulation.
                     ---------------------

       (a) The obligations of Grantor hereunder shall be subject to all applicable federal, state and local laws, rules, regulations and orders (including those of any applicable agency, board, official or commission having jurisdiction). Grantor shall make all filings with all applicable agencies, boards, officials and commissions having jurisdiction with respect to the Subject Interests or the operation thereof.

       (b) Should any statute, or any rules or regulations of any governmental body, or any provisions in private contracts (including those limiting the size of overriding royalties and similar interests) become applicable to the Subject Interests so as to limit the portion of the Hydrocarbons produced from the lands covered by a particular Subject Interest which may be attributable to the Production Payment, the Production Payment shall, as to such Subject Interest and for the period of time during which such statute, rule, regulation or contractual provision is applicable, be limited to the maximum amount of production from such lands which can be attributed to the Production Payment under such statute, rule, regulation or contractual provision; provided, however, should such limitation come into effect as to one or more Subject Interests, then (without prejudice to other rights Grantee may have) that portion of production from (or, to the extent pooled or unitized, allocated to) Subject Lands covered by other Subject Interests which would be attributable to the Production Payment in the absence of the provisions of this subsection shall be increased, to the maximum extent possible (and, if necessary, to 100% of the production attributable to such Subject Interests), so as to cause, to the maximum extent possible, Grantee to receive, by virtue of ownership of the Production Payment, the same amount of Hydrocarbons which Grantee would have received had the aforementioned statute, rule, regulation or contractual provision not reduced the share of production from the aforementioned Subject Interest with respect to which the Production Payment could be paid.

       Section 3.7.  Pooling and Unitization.  Certain of the
                      -----------------------
Subject Interests may have been pooled or unitized for the production of Hydrocarbons prior to the date hereof, and may, after the date hereof, be pooled or unitized (a) pursuant to any law, rule, regulation or order of any governmental body or official, or (b) by Grantor with the consent of Grantee. To the extent certain Subject Interests are so pooled or unitized, such Subject Interests are and shall be subject to the terms and provisions of such pooling and unitization agreements or orders, and, as to production of substances covered by such agreements or orders, the production from Subject Lands (or any portion thereof) shall be the production from such units which is allocated to Subject Lands (or such portion thereof) under and by virtue of the applicable pooling and unitization agreements or orders.

       Section 3.8.  Non-Consent Operations.  Without the prior
                     ----------------------
written consent of Grantee, Grantor shall not elect to be a non-participating party with respect to any drilling, deepening, plugging back, reworking, sidetracking, completion, or other operation on any Subject Interest (or lands pooled therewith), or (except in instances where abandonment of such well would be permitted without Grantee's consent under Section 3.3) elect to be an abandoning party with respect to a well located on any Subject Interest (or lands pooled therewith), if the consequence of such election is that Grantor's interest in such Subject Interest or any part thereof is temporarily (e.g., during a recoupment period) or permanently forfeited to the parties participating in such operations or electing not to abandon such well. Upon any such election by Grantor which is consented to by Grantee, such election shall also be binding on the Production Payment as to the interest so temporarily or permanently forfeited. Any additional interests acquired by Grantor by virtue of electing to pay for or acquire the interest of a non-consenting, or abandoning, party in a situation of the type described in the preceding sentence shall not become a part of Subject Interests and subject to the Production Payment.

       Section 3.9.  Future Gas Imbalances.
                     ---------------------

       (a) Without the prior written consent of Grantee, Grantor will not take (for itself and for Grantee) a lesser share of the Gas produced from a Subject Well than the share of Gas which Grantor and Grantee are collectively entitled to take by virtue of ownership of the Subject Interests (without regard to any rights to take a lesser share under any gas balancing agreement or other arrangement or any rights under common law with respect to gas balancing), except as a result of Grantor and Grantee, or any predecessor in title to such Subject Interest, having previously taken from such Subject Well or other wells located on Subject Interests more Gas than such parties would be entitled to receive by virtue of their ownership ("previous overproduction"), but only to the extent that the amount of such previous overproduction occurred after the Initial Time or occurred prior to the Initial Time and is disclosed on Schedule 4.

       (b) Without the prior written consent of Grantee, Grantor will not take (for itself and for Grantee) a greater share of the Gas produced from a Subject Well than the share of Gas which Grantor and Grantee are collectively entitled to take by virtue of ownership of the Subject Interests (without regard to any rights to take a greater share under any gas balancing agreement or other arrangement or any rights under common law with respect to gas balancing), except (i) as a result of Grantor and Grantee, or any predecessor in title to such Subject Interest having previously taken from such Subject Well or other wells located on Subject Interests less Gas than such parties would be entitled to receive by virtue of their ownership ("previous underproduction"), but only to the extent that the amount of such previous underproduction occurred after the Initial Time or occurred prior to the Initial Time and is disclosed on Schedule 4 or (ii) as a result of other parties contemporaneously taking a lesser share from Subject Well than they would be entitled (by virtue of their ownership of their interests in such well) to take in circumstances where Grantor cannot elect to take only the share attributable to Grantor and Grantee notwithstanding such other parties taking a lesser share.

       (c) If, with the consent of Grantee (or in the above provided for circumstances where Grantee's consent is not required), Grantor takes more, or less, Gas from a Subject Well than Grantor and Grantee collectively are otherwise entitled to by virtue of ownership of Subject Interests, such action will be binding on the Production Payment and the Certain Percentage, for such well during such period, shall be increased or decreased in proportion to the increase or decrease in Gas taken by Grantor (and Grantee shall be subject to, and entitled to the benefits of, any gas balancing agreements to the extent the same are applicable to such well and such action). If, without the consent of Grantee (and not in the above provided for circumstances where Grantee consent is not required), and if Grantee does not agree to such action, Grantor takes more, or less, gas from a Subject Well than Grantor and Grantee collectively are otherwise entitled to by virtue of the ownership of Subject Interests, such action will not be binding on Grantee and the share of Hydrocarbons from such well, which, during such period, is attributable to the Production Payment is the share which would have been attributable thereto absent such action.

       Section 3.10.  Renewals and Extensions and New Leases.
                      --------------------------------------
This Conveyance and the Production Payment shall apply to all renewals, extensions and other similar arrangements of the leases (or other determinable interests) which are included in the Subject Interests, whether such renewals, extensions or arrangements have heretofore been obtained by Grantor or are hereafter obtained by or for Grantor or any Affiliate thereof and whether or not the same are described in Exhibit A. For the purposes of the preceding sentence, a new lease which covers the same interest (or any part thereof) which was covered by a prior lease, and which is acquired within one year after the expiration, termination, or release of such prior lease, shall be treated as a renewal or extension of such prior lease.


                         ARTICLE IV

       SECTION 4.1.  NO LIABILITY OF GRANTEE; INDEMNITY.  GRANTEE
                     ----------------------------------
SHALL NEVER BE RESPONSIBLE FOR ANY PART OF THE COSTS, EXPENSES OR LIABILITIES INCURRED IN CONNECTION WITH THE EXPLORING, DEVELOPING, OPERATING, OWNING OR MAINTAINING OF THE SUBJECT INTERESTS OR SUBJECT LANDS OR (EXCEPT TO THE EXTENT THAT PP HYDROCARBONS ARE OWNED BY GRANTEE DOWNSTREAM OF THE MEASUREMENT POINTS) IN CONNECTION WITH THE HANDLING, TREATING OR TRANSPORTING OF HYDROCARBONS PRODUCED THEREFROM (INCLUDING ANY COSTS, EXPENSES OR LIABILITIES RELATED TO DAMAGE TO OR REMEDIATION OF THE ENVIRONMENT, WHETHER OR NOT ARISING OUT OF OWNERSHIP OF AN INTEREST IN PROPERTY), AND GRANTOR AGREES TO INDEMNIFY AND HOLD GRANTEE HARMLESS FROM AND AGAINST ALL COSTS, EXPENSES AND LIABILITIES INCURRED BY GRANTEE IN CONNECTION WITH ANY OF THE FOREGOING OR IN CONNECTION WITH THE PRODUCTION PAYMENT, THE PURCHASE AGREEMENT, THIS CONVEYANCE, OR THE TRANSACTIONS AND EVENTS (INCLUDING THE ENFORCEMENT OR DEFENSE THEREOF OR HEREOF) AT ANY TIME ASSOCIATED WITH OR CONTEMPLATED IN ANY OF THE FOREGOING. THE FOREGOING INDEMNITY SHALL ALSO COVER ALL COSTS AND EXPENSES OF GRANTOR, INCLUDING REASONABLE LEGAL FEES AND EXPENSES, WHICH ARE INCURRED INCIDENT TO THE MATTERS INDEMNIFIED AGAINST, AND SHALL EXTEND TO GRANTEE AND ITS SUCCESSORS AND ASSIGNS (INCLUDING GRANTEE'S MORTGAGEES AND LENDERS), ALL THEIR RESPECTIVE AFFILIATES AND ALL THEIR RESPECTIVE OFFICERS, DIRECTORS, AGENTS, ATTORNEYS AND EMPLOYEES. THE FOREGOING INDEMNITY SHALL APPLY WHETHER OR NOT ANY COSTS, EXPENSES, OR LIABILITIES ARISE OUT OF THE SOLE, JOINT OR CONCURRENT NEGLIGENCE, FAULT OR STRICT LIABILITY OF GRANTEE OR OF ANY OTHER PERSON OR ENTITY INDEMNIFIED HEREUNDER AND SHALL APPLY, WITHOUT LIMITATION, TO ANY LIABILITY IMPOSED UPON ANY PERSON INDEMNIFIED HEREUNDER AS A RESULT OF ANY STATUTE, RULE, REGULATION, THEORY OF STRICT LIABILITY OR OTHERWISE. THE FOREGOING INDEMNITY SHALL SURVIVE THE TERMINATION OF THE PRODUCTION PAYMENT AND OF THIS CONVEYANCE.

                            ARTICLE V

       Section 5.1.  Remedies.  As used herein, "Designated Event"
                     --------                    ----------------
means any breach of this Conveyance or of the Purchase Agreement by Grantor (whether of a covenant, a representation or warranty, or otherwise) which, in the case of an obligation to pay money is not fully cured within 5 days after such breach occurs or which, in the case of any other breach, is not fully cured and remedied within 30 days after such breach occurs. If a Designated Event occurs then Grantee may, either on its own behalf or through any agent or representative and in addition to all other rights and remedies available to it at law and in equity (including the right to sue for damages, which right of Grantee is specifically acknowledged), exercise any one or more of the following remedies (it being agreed that the exercising of any one remedy shall not preclude the exercising of any other remedy):

               (a) If Grantor has failed to perform any act or to take any action which Grantor is required hereunder to perform or take or to pay any money which Grantor is required hereunder to pay, then, upon written notice to Grantor, Grantee may, but shall not be obligated to, perform or cause to be performed such act or take such action or pay such money, all in Grantor's name or in Grantee's own name. Any expenses so incurred by Grantee and any money so paid by Grantee shall be a demand obligation owing by Grantor to Grantee (which obligation Grantor hereby expressly promises to pay) and Grantee, upon making such payment, shall be subrogated to all of the rights of the Person receiving such payment. Each amount due and owing by Grantor to Grantee pursuant to this subsection shall bear interest each day, from the date of such expenditure or payment until paid, at the Agreed Rate, which interest shall be payable on the first day of each Month and shall itself bear interest at the same rate if not timely paid.

               (b) Upon written notice to Grantor, Grantee shall have the right (and is hereby assigned such right) to require any or all of the purchasers of production from Subject Interests to pay to Grantee or any trustee or paying agent designated by Grantee all or any part of the proceeds of Hydrocarbons attributable to Subject Interests. Such proceeds shall be used by Grantee or such trustee or paying agent to pay to Grantee all amounts to which Grantee is entitled by virtue of this Conveyance and to reimburse Grantee for amounts expended in exercising such right and for all reasonable costs and expenses of any such trustee or paying agent. Grantee or such trustee or paying agent shall pay to Grantor the net amounts, if any, remaining after (i) making any payments to third parties which Grantee elects to make under subparagraph (a) above and (ii) making any payments then due to Grantee as provided for above in this subsection or elsewhere in this Conveyance. Where Grantee or such trustee or paying agent does not have actual knowledge of any item or of the exact amount thereof,

Grantee or such trustee or paying agent may in its discretion estimate the amount thereof. IN CONNECTION WITH ANY ACTION TAKEN BY GRANTEE OR SUCH TRUSTEE OR PAYING AGENT PURSUANT TO THIS SUBSECTION, GRANTEE OR SUCH TRUSTEE OR PAYING AGENT SHALL NOT BE LIABLE FOR ANY LOSS SUSTAINED BY GRANTOR RESULTING FROM ANY ACT OR OMISSION OF GRANTEE OR SUCH TRUSTEE OR PAYING AGENT UNLESS SUCH LOSS IS CAUSED BY THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF GRANTEE OR SUCH TRUSTEE OR PAYING AGENT. Grantor will cause to be prepared and executed all division orders, transfer orders, and instructions in lieu thereof which Grantee may require to facilitate exercise of the remedies provided for in this subsection.

               (c) Grantee shall be entitled to apply to a court of competent jurisdiction for the specific performance or observance of any covenant or agreement or in aid of the execution of any power herein granted and for the appointment of a receiver for the Subject Interests and the Subject Hydrocarbons, but no such appointment shall prejudice or affect the rights of Grantee to receive all PP Hydrocarbons, any proceeds thereof and any amounts due hereunder.

       Section 5.2.  Termination of Remedies.  The specific rights
                     -----------------------
to which Grantee may become entitled under Sections 5.1(a) through (c) shall cease to be exercisable when all Designated Events have ceased to exist for a continuous period of thirty days or more (provided that the effecting of performance or observation of any unperformed covenant or agreement, or other resolution of a Designated Event, by Grantee or Grantee's agent or representative shall not be deemed to cure such Designated Event), without prejudice, however, to the exercise of any such rights upon any subsequent occurrence of a Designated Event. Nothing in this Section shall impose limitations or otherwise inhibit the exercise of any other rights which Grantee may have.


                           ARTICLE VI

       Section 6.1.  Assignments by Grantor.  Without the prior
                     ----------------------
written consent of Grantee, Grantor shall not assign, sell, transfer, convey, mortgage or pledge all or any part of the Subject Interests or create a security interest therein.

       Section 6.2.  Assignments by Grantee.  Grantee shall have
                     ----------------------
the right to assign the Production Payment in whole or in part.

       Section 6.3.  Binding Effect.  All the covenants and
                     --------------
agreements of Grantor herein contained shall be deemed to be covenants running with the Subject Interests and the lands covered thereby or included therein. All of the provisions hereof shall inure to the benefit of and be binding upon each party hereto and its successors and assigns.


                           ARTICLE VII

       Section 7.1.  Access to Books and Records.  In addition to
                     ---------------------------
any reports and information specifically required by the terms of this Conveyance, Grantor agrees to furnish to Grantee full information pertaining to the operation of the Subject Interests, at all reasonable times as Grantee may reasonably request. Subject to any restrictions on Grantor's right to do so under applicable operating agreements, confidentiality agreements, or similar contracts, Grantor will permit representatives designated by Grantee, including independent accountants, agents, attorneys, and other Persons, to visit and inspect the Subject Interests and Grantor's books and records pertaining to the Subject Interests (and to make copies and photocopies from such records and to write down and record such information as such representatives may request), and Grantor shall permit Grantee and its designated representatives reasonably to investigate and verify the accuracy of information furnished to Grantee hereunder or in connection herewith and to discuss all such matters with its officers, employees and representatives.

       Section 7.2.  Access to Geological Data.  Upon request
                     -------------------------
Grantor shall, subject to the limitations of confidentiality undertakings with co-owners or other third parties, furnish to Grantee copies of all electric and other logs of all wells hereafter drilled on the Subject Interests and all seismic data (and interpretations thereof) obtained by Grantor with respect to the Subject Interests or lands covered thereby, and Grantee shall also have access to all cores, cuttings, and other non-interpretative geological, well and production data secured by Grantor with respect to the Subject Interests.

       Section 7.3.  Periodic Reports.  Grantor will furnish the
                     ----------------
following statements and reports to Grantee at Grantor's expense:

               (a) Upon request of Grantee, but not more often than quarterly, Grantor shall furnish reports, in detail reasonably acceptable to Grantee, concerning any material change in methods of operation of all or any Subject Wells, any new drilling or development, any method of secondary recovery by repressuring or otherwise, or any other action with respect to the Subject Interests, the decision as to which may increase or reduce the quantity of Hydrocarbons ultimately recoverable from the Subject Interests, or the rate of production therefrom, or which may shorten or prolong the period of time required for termination of the Production Payment.

               (b) Monthly, within 30 days after the end of the Month to which such report applies, Grantor shall furnish a report, in detail reasonably acceptable to Grantee, showing:

       (i) the gross production of Hydrocarbons from each Subject Well, (ii) the portion of gross production of Hydrocarbons from each Subject Well which is attributable to the Subject Interests (including, and separately identifying, the quantities thereof, if any, used in lease operations), (iii) the quantity of Hydrocarbons sold for Grantor's account,
       (iv) the quantity of PP Hydrocarbons delivered in kind to Grantee, (v) the quantity of PP Hydrocarbons, if any, sold for Grantee's account in the circumstances provided for in
       Section 3.2(b), (vi) the Direct Taxes paid by Grantor on production from the Subject Interests (including the Production Payment), whether paid directly or deducted from or paid out of proceeds, (vii) the most recent status of any Gas imbalances, if any, affecting the Subject Interests,
       (viii) the cumulative amount of Hydrocarbons remaining to be delivered pursuant to the Production Payment, (ix) the number of wells operated, wells drilled and wells abandoned on the Subject Interests, and (x) if requested, the costs to Grantor of operating the Subject Interests. To the extent that any of such information is not available to Grantor (despite all reasonable efforts to obtain same) at the time the monthly report is furnished, it shall be supplied to Grantee promptly after receipt.

               (c) Monthly, within 30 days after the end of the Month to which such report applies, Grantor shall furnish a report, in detail acceptable to Grantee, showing the calculations of the Make-Whole Balance.

               (d) On or before March 15 of each calendar year (but effective as of January 1 of such year), Grantor shall furnish a reserve report covering the Subject Interests, prepared in form and scope reasonably acceptable to Grantee by an independent petroleum engineering firm acceptable to Grantee, using such pricing and other economic parameters as are customarily utilized by the firm preparing such report (consistent with marketing arrangements to which Grantor's interest in Subject Interests is then subject).

               (e) Upon request of Grantee, copies of surface maps showing property lines and well locations, well logs, core analysis data, flow and pressure tests, natural gas analysis and casing programs and other similar information related to the Subject Interests, Subject Wells and the production therefrom.

               (f) Upon request of Grantee, at any time and from time to time, Grantor will provide at Grantor's sole expense an inspection or audit of the Subject Interests or the Subject Lands from an engineering or consulting firm approved by Grantee, indicating compliance or non-compliance with Environmental Laws.

                          ARTICLE VIII

       Section 8.1.  Warranty.  Grantor hereby binds itself to
                     --------
warrant and forever defend all and singular title to the Production Payment unto Grantee, its successors and assigns, against every person lawfully claiming or to claim the same or any part thereof. Grantor represents and warrants to Grantee that the ownership of Grantor of the Subject Interests does and will, with respect to each well or unit listed on Schedule 5 hereto (each item identified as a unit on Schedule 5 is a unit; each other item is a well): (a) entitle Grantor to receive (subject to the Production Payment), free and clear of liens and encumbrances, a decimal share of the Hydrocarbons produced from, or allocated to, such well or unit equal to not less than the decimal interest set forth in Schedule 5 in connection with such well or unit in the column headed "Net Revenue Interest", and
(b) cause Grantor to be obligated to bear a decimal share of the cost of operation of such well or unit not greater than the decimal share set forth in Schedule 5 in connection with such well or unit in the column headed "Working Interest", and such shares of production which Grantor is entitled to receive, and shares of expenses which Grantor is obligated to bear, are not and will not be subject to change except, and only to the extent that, such changes are reflected on Schedule 5. This Conveyance is made with full substitution and subrogation of Grantee in and to all covenants, representations and warranties by others heretofore given or made with respect to the Subject Interests.

       Section 8.2.  Choice of Law.  This Conveyance shall be
                     -------------
construed and enforced in accordance with and governed by the laws of the State of Kentucky (without regard to conflict of law principles thereof that would cause another state's law to apply) and the laws of the United States of America, except that, to the extent that the law of a state in which a portion of the Subject Interests is located (or which is otherwise applicable to a portion of the Subject Interests) necessarily governs with respect to procedural and substantive matters relating to the Production Payment, the law of such state shall apply as to that portion of the Subject Interests located in (or otherwise subject to the laws of) such state.

       Section 8.3.  Intentions of the Parties.  Nothing herein
                     -------------------------
contained shall be construed to constitute either party hereto (under state law or for tax purposes) in partnership with the other party. In addition, the parties hereto intend that the Production Payment shall at all times be treated (and all provisions of this Conveyance shall be construed and treated accordingly): (a) as a production payment (i.e., a limited term overriding royalty interest) and an interest in real property under the laws of each state in which Subject Interests are located; and (b) for federal and state income tax purposes only, as a mortgage loan (and not a "royalty" or other "economic interest" in Hydrocarbons) within the meaning of the Internal Revenue Code and the regulations and judicial authority relating thereto, which mortgage loan shall be deemed by the parties hereto to bear interest at the appropriate applicable federal rate as published by the Internal Revenue Service (with payments made hereunder being accordingly allocated between principal and interest), and Grantee and Grantor will so report the Production Payment on their federal and state income tax returns, if any.

       Section 8.4.  Ownership of Equipment.  The Production
                     ----------------------
Payment does not include any right, title or interest in and to any of the personal property, fixtures, structures or equipment now or hereafter placed on, or used in connection with, the Subject Interests and the interest herein conveyed to Grantee is exclusively a production payment (i.e., a limited term overriding royalty interest) and Grantee shall look exclusively to production of Subject Hydrocarbons for the realization of the Production Payment.

       Section 8.5.  Further Assurances.  Grantor agrees to execute
                     ------------------
and deliver to Grantee all such other and additional instruments, notices, division orders, transfer orders and other documents and to do all such other and further acts and things as may be necessary to more fully and effectively grant, convey and assign to Grantee the rights, titles, interest and estates conveyed to Grantee hereby or intended to be so conveyed.

       Section 8.6.  Partition.  Grantor and Grantee acknowledge
                     ---------
that neither has any right or interest that would permit it to partition any portion of the Subject Interests as against the other, and each waives any such right.

       Section 8.7.  Notices and Addresses.  All notices and other
                     ---------------------
communications required or permitted under this Conveyance shall be in writing and, unless otherwise specifically provided, shall be delivered personally or by telecopier or (except for periodic reports provided for under Section 7.3 above which may be sent by regular mail) by registered or certified mail, postage prepaid, or by delivery service with proof of delivery, at the respective addresses shown opposite the signatures of Grantee and Grantor to this instrument, and shall be deemed delivered on the date of receipt. Either party may specify as its proper address any other post office address within the continental limits of the United States by giving notice to the other party, in the manner provided in this Section, at least fifteen (15) days prior to the effective date of such change of address.

       Section 8.8.  Attorneys' Fees.  Grantor shall pay, or
                     ---------------
reimburse Grantee for the payment of, any costs or expenses of Grantee in connection with the enforcement of, or the defense of Grantee's rights, title and interest under, any provision of this Conveyance or the Purchase Agreement or any other document executed in connection herewith or therewith.

       Section 8.9.  Counterparts.  This Conveyance is being
                     ------------
executed in multiple counterparts, all of which are identical, except that, (i) to facilitate recordation, in certain counterparts hereof only those portions of Exhibit A which contain descriptions of properties located in the recording jurisdiction in which the particular counterpart is to be recorded are included, and (ii) Schedules 2, 3 and 4 may be omitted from counterparts hereof which are being recorded. All of such counterparts shall constitute one and the same instrument. Complete copies of this Conveyance containing the entirety of Exhibit A, and all schedules hereto, have been retained by Grantor and Grantee.


       IN WITNESS WHEREOF, this Conveyance is executed this 22nd day of May, 1996.


Address of Grantor:             SOUTHERN GAS CO. OF DELAWARE, INC.

160 Morgan Street
Versailles, Kentucky 40383   By: /S/Rick G. Avare
                                --------------------------------
                                 Rick G. Avare
                                 Chief Operating Officer



STATE OF TEXAS                )
                              )ss
COUNTY OF DALLAS              )

       This instrument was acknowledged before me this 22nd day of May, 1996, by Rick G. Avare, as Chief Operating Officer of
Southern Gas Co. of Delaware, Inc., a Delaware corporation, on behalf of said corporation.


                                   /S/Melissa K. Vance

                                   ------------------------------
                                   NOTARY PUBLIC, STATE OF TEXAS


My commission expires:


      2-20-2000
- ----------------------------

This instrument prepared by:

Samuel D. Haas
Thompson & Knight, a Professional
  Corporation
1700 Pacific Ave., Suite 3300
Dallas, Texas 75201


/S/Samuel D. Haas
- -----------------------------
Samuel D. Haas

             LIST OF EXHIBITS AND SCHEDULES
             ------------------------------


Exhibit A  -          Property descriptions
                      Full descriptions, including disclosure of undivided interests and burdens, is assumed

Schedule 1 -          Specified Quantities (month by month)

Schedule 2 -          Measurement Points

Schedule 3 -          Insurance

Schedule 4 -          Any Existing Imbalances

Schedule 5 -          NRI and WI representations, by well or unit