Form 10QSB/A
period 1996-06-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1996-09-05
CIK 899717

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                             FORM 10-QSB/A1

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM        TO       .
                                      ------    ------

                       Commission File No. 0-21472

                  AMERICAN RESOURCES OF DELAWARE, INC.
             (Name of small business issuer in its charter)

                 DELAWARE                                    86-0713506
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

   160 MORGAN STREET, P. O. BOX 87
   VERSAILLES, KENTUCKY                                         40383
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:             606-873-5455

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   xx                     NO
                  ------                    ------

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

       Transitional Small Business Disclosure Format (check one):
Yes    ;  No   xx   .
   ----     --------

                  AMERICAN RESOURCES OF DELAWARE, INC.

                             FORM 10-QSB/A1

                   FOR THE QUARTER ENDED JUNE 30, 1996

                                  INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I  -     FINANCIAL INFORMATION                                       1

Item 1        -      Financial Statements

                     Introduction to the Financial Statements             1

Item 2        -      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  1

PART II -     OTHER INFORMATION

Item 3        -      Exhibits and Reports on Form 8-K                     8

                     Signature                                            9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         NOT AMENDED.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

       Item 2 is amended to read as follows:

       RECENT DEVELOPMENTS

       On October 1, 1994, the Company acquired a gas pipeline and certain related assets from Petroleum Exploration and Transmission, Inc. (the "PXT Pipeline"), a pipeline system located in Laurel and Clay Counties, Kentucky. The PXT Pipeline consists of approximately fifty (50) miles of gathering and transmission pipeline, related equipment, and interconnects with four intrastate and interstate pipelines. It also consists of production ownership, leases, thirty (30) existing residential home customer retail markets and one wholesale market. The PXT Pipeline provided the Company with additional direct access to Delta Natural Gas Co.'s pipeline, Columbia Gas Transmission's KA-1 pipeline, and new interconnects with Somerset Gas and Tranex. These new interconnects provided the Company with access to new markets for retail and wholesale gas sale.

       Initially, the Company had intended to connect its Gausdale and Wofford fields to the PXT Pipeline in order to eliminate problems delivering gas to Columbia Gas Transmission ("TCo"), such problems having previously occurred primarily during the winter months. In addition, the Company estimated that there would be a significant savings in transportation expenses. However, a significant capital expenditure was also required to connect the system. Management determined that there were other alternatives which might prove to be more cost beneficial and, therefore, effectuated an alternative transportation route to TCo through Wiser Oil & Gas Company ("Wiser"). By connecting the Wofford and Gausdale fields and installing two interconnects from the Gausdale field to Wiser's facilities, the Company was able to alleviate the majority of the winter delivery problems it had previously experienced for a substantially reduced capital expenditure while also effectuating a 22% savings in transportation costs for the gas being delivered via the Wiser facilities.

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

       RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,
       1996, AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995:

       Total revenues for the six months ended June 30, 1996, increased 107% to $16,101,952 from $7,741,793 for the comparable period in 1995. Corresponding operating expenses increased 126% to $14,075,398 in 1996 from $6,239,379 in 1995. Components of the increases are as follows:

- - --     MARKETING: The Company's marketing volumes have increased to
       ---------
       3.48 billion cubic feet ("BCF") for the six months ended
       June 30, 1996, as compared to 2.12 BCF in 1995. The volume increase is primarily due to expansion of the Company's activities in this area and continued focus to function as an integrated oil and gas company. After strong prices during the first quarter of 1996, the second quarter of 1996 saw a decrease in prices and strong price competition. As a result, the Company realized a profit of just .5% on marketing revenues for the six months ended June 30, 1996, as compared to 8% in 1995.

- - --     PRODUCTION: The Company's production revenues increased 162%
       ----------
       for the six months ended June 30, 1996, to $2,847,827 from $1,085,549 for the comparable period in 1995. Increased revenues result from production from the Ship Shoal B-3 and B-4 wells located in the Gulf Coast region which were drilled and completed in mid and late 1995, respectively. Production of oil and gas from these wells on an MCF equivalent basis for the first six months of 1996 was approximately 416,000 MCF as compared to approximately
       107,500 MCF for 1995. Also in 1996, production from the Company's Kentucky wells has increased to approximately
       614,000 MCF as compared to approximately 339,000 MCF for 1995. The increase in Kentucky production results primarily from the Company's acquisition of various producing gas fields from AKS Energy Corporation in February, 1996.

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

- - --     DEPRECIATION, DEPLETION AND AMORTIZATION: Depreciation,
       ----------------------------------------
       depletion and amortization increased to $1,044,479 for the six months ended June 30, 1996, as compared to $561,190 for the same period in 1995. The increase results primarily from approximately $230,000 of depreciation, depletion and amortization on the Ship Shoal wells and additional depreciation on approximately $2,760,000 of property and equipment acquired since June 30, 1995.

- - --     GENERAL AND ADMINISTRATIVE ("G&A"): G&A decreased 26% to
       ----------------------------------
       $927,618 for the six months ended June 30, 1996, as compared to $1,259,133 for the same period in 1995. The decrease reflects the cost savings achieved through the closing of the Scottsdale, Arizona, office; the results of an emphasis on cost control by management and the termination in the fourth quarter of 1995 of a consulting contract.

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

- - --     OTHER INCOME (EXPENSE): Other income (expense) items
       ----------------------
       consisted of the following:

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

- - --     NET INCOME: Net income for the six months ended June 30,
       ----------
       1996, was $521,178 as compared to $1,451,682 for the same period in 1995; however, net income for the six months ending June 30, 1995, included a gain of $2,189,616 ($1,357,000 net of tax) on the sale of claims. Operating income for the six months ended June 30, 1996 increased to $1,098,936 versus $243,281 for the same period in 1995. The increase resulted primarily from higher net production levels and lower general and administrative expenses.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
       1996, AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995:

       Total revenues for the three months ended June 30, 1996, increased 51% to $6,178,705 from $4,090,182 for the comparable period in 1995. Corresponding operating expenses increased 82% to $5,557,873 in 1996, from $3,181,278 in 1995. Components of the increases are as follows:

- - --     MARKETING: After a strong first quarter, the second quarter
       ---------
       of 1996 saw gas prices decrease at a steady rate. Although the Company's marketing volumes increased to 1.5 bcf for the three months ended June 30, 1996, as compared to 1.08 bcf in 1995, the increase was adversely affected by price competition. Thus, the Company realized a 4.5% loss on marketing sales versus a 6.1% profit for the comparable period in 1995.

- - --     PRODUCTION: Production revenues were $1,405,094 for the
       ----------
       three months ended June 30, 1996, as compared to $701,802 for the same period in 1995. The additional revenues are primarily due to production from the Ship Shoal B-3 and B-4 wells which were successfully drilled and completed in mid and late 1995, respectively. Production from these wells contributed approximately $673,000 in production revenues for the three months ended June 30, 1996. Additional revenue was also earned as a result of the purchase of various producing gas fields in the Appalachian area from AKS Energy Corporation which was consummated on February 26, 1996.

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

- - --     DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
       ----------------------------------------
       depletion and amortization increased to $570,136 for the three months ended June 30, 1996, as compared to $286,521 for the same period in 1995. The increase results primarily from approximately $140,000 of depreciation, depletion and amortization on the Ship Shoal wells and additional depreciation on approximately $2,760,000 of property and equipment acquired since June 30, 1995.

- - --     GENERAL AND ADMINISTRATIVE ("G&A"):  G&A decreased 18% to
       --------------------------
       $475,156 for the three months ended June 30, 1996, as compared to $579,914 for the same period in 1995. The decrease reflects the cost savings achieved through the closing of the Scottsdale, Arizona, office; the results of an emphasis on cost control by management and the termination in the fourth quarter of 1995 of a consulting contract.

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

- - --     OTHER INCOME (EXPENSE):  Other income (expense) items
       ----------------------
       consisted of the following:

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

- - --     NET INCOME:  Net income for the three months ended June 30,
       ----------
       1996 was $25,137 as compared to $422,765 for the same period in 1995. The decrease in 1996 is primarily due to the inclusion in 1995 of $339,201 of gain on the sale of claims and losses on marketing of approximately $196,000 in 1996 versus a gain of approximately $172,300 in 1995.
       Depreciation, depletion and amortization also increased by approximately $284,000 due to higher depletion and depreciation associated with the Gulf Coast region properties. These items were partially offset in 1996 by increased production revenues and lower general and administrative expenses.


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

       NOT AMENDED.

                           SIGNATURES

       In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN RESOURCES OF DELAWARE, INC.



Date: September 3, 1996       By: /S/ Jeffrey J. Hausman
                                  Jeffrey J. Hausman
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)