Form 10QSB
period 1996-09-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1996-11-14
CIK 899717

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     On September 30, 1996, 6,346,572 shares of the Registrant's Common Stock, par value $.00001 per share, were issued and outstanding, and 268,851 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes      ;  No   xx  .
    -----      ------

                   AMERICAN RESOURCES OF DELAWARE, INC.

                                FORM 10-QSB

                 For the Quarter Ended September 30, 1996

                                   INDEX

                                                                    Page
                                                                   Number
                                                                   ------

PART I -   FINANCIAL INFORMATION                                      1

Item 1     -     Financial Statements

                 Introduction to the Financial Statements             1

                 Condensed Consolidated Balance Sheets -
                 September 30, 1996 and December 31, 1995             3

                 Condensed Consolidated Statements of
                 Operations - Three Months and Nine
                 Months Ended September 30, 1996 and 1995             5

                 Condensed Consolidated Statements of
                 Stockholders' Equity - Nine Months
                 Ended September 30, 1996                             7

                 Condensed Consolidated Statements of
                 Cash Flows - Nine Months Ended
                 September 30, 1996 and 1995                          8

                 Notes to Condensed Consolidated Financial
                 Statements                                          10

Item 2     -     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                       19

PART II    -     OTHER INFORMATION                                   31

Item 4     -     Submission of Matters to a Vote of
                 Security Holders                                    31

Item 6     -     Exhibits and Reports on Form 8-K                    31

                 Signature                                           34

                 Exhibit Index                                       35

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Financial Statements for the nine months ended September 30, 1996 and 1995 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the nine months ended September 30, 1996, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1995.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                              AND SUBSIDIARY

                     CONDENSED, CONSOLIDATED FINANCIAL
                                STATEMENTS

                   FOR THE QUARTER AND NINE MONTHS ENDED
                        SEPTEMBER 30, 1996 AND 1995

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                              AND SUBSIDIARY
                              --------------

                  Condensed, Consolidated Balance Sheets
                  --------------------------------------


                                  Assets
                                  ------

                                             SEPTEMBER 30,
                                             -------------
                                                 1996         DECEMBER 31
                                                 ----         -----------
                                              (unaudited)       1995(*)
                                              -----------       -------

Current assets:
 Cash and temporary cash investments         $ 4,145,405          826,393
 Accounts and notes receivable, net            2,360,844        6,052,242
 Deferred tax asset                              229,470          184,383
 Prepaid expenses and other                      233,638          134,907
                                             -----------      -----------
      Total current assets                     6,969,357        7,197,925

Oil and gas properties, at cost
 (successful efforts method)                  46,345,178       23,798,261
Property and equipment, at cost               10,946,256        9,206,905
                                             -----------      -----------
                                              57,291,434       33,005,166

   Less accumulated depreciation,
    depletion and amortization                (4,510,400)      (3,021,525)
                                             -----------      -----------

      Net property and equipment              52,781,034       29,983,641

Other assets:
 Investment in unconsolidated
  subsidiaries                                   352,992          312,992
 Accounts and notes receivable                   447,102        4,653,102
 Call advance                                  1,500,000        1,500,000
 Other                                           612,843          549,732
                                             -----------      -----------

      Total other assets                       2,912,937        7,015,826
                                             -----------      -----------
                                             $62,663,328       44,197,392
                                             ===========      ===========

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

                    AMERICAN RESOURCES OF DELAWARE, INC.
                    ------------------------------------
                               AND SUBSIDIARY
                               --------------

             Condensed, Consolidated Balance Sheets (continued)
             --------------------------------------------------


                    Liabilities and Stockholders' Equity
                    ------------------------------------

                                             SEPTEMBER 30,
                                             -------------
                                                 1996          DECEMBER 31
                                                 ----          -----------
                                              (unaudited)        1995(*)
                                              -----------        -------
Current liabilities:
 Current installments of
  long-term debt                             $ 8,065,316        4,623,341
 Unearned revenue                                841,625                -
 Accounts payable                              3,743,646        2,732,971
 Accrued taxes payable                           206,437          103,118
 Accrued expenses and other                      523,175          351,797
                                             -----------      -----------

      Total current liabilities               13,380,199        7,811,227

Long-term debt, excluding
  current maturities                          22,600,050       14,568,505

Unearned revenue                               3,009,642                -

Deferred income taxes and other                3,207,496        3,065,738

Stockholders' equity:
 Series 1993 8% Convertible
  Preferred Stock, par value
  $12.00 per share                             2,181,819        2,181,819
 Series B 6% Junior Cumulative
  Convertible Preferred stock,
  par value $.00001 per share                          -                1
 Common Stock, par value $.00001
  per share; 20,000,000 shares
  authorized; 6,346,572 and 5,539,215
  shares issued and outstanding at
  September 30, 1996 and December 31,
  1995, respectively                                  63               55

Additional paid-in capital                    16,650,691       14,887,977

Treasury stock                                   (52,400)               -

Retained earnings                              1,685,768        1,682,070
                                             -----------      -----------

      Total stockholders' equity              20,465,941       18,751,922

Commitments and contingencies
                                             -----------      -----------

                                             $62,663,328       44,197,392
                                             ===========      ===========

*Derived from audited financial statements.

See accompanying notes to condensed, consolidated financial statements.

                         AMERICAN RESOURCES OF DELAWARE, INC.
                         ------------------------------------
                                    AND SUBSIDIARY
                                    --------------

             Condensed, Consolidated Statements of Operations (Unaudited)
             ------------------------------------------------------------

                                      Quarter ended           Nine months ended
                                      -------------           -----------------
                                      September 30,             September 30,
                                      -------------             -------------
                                    1996         1995          1996         1995
                                    ----         ----          ----         ----

Revenues:
 Marketing                       $3,929,508     2,219,325   16,126,910     7,894,451
 Production                       1,806,357     1,033,262    4,654,184     2,118,811
 Well development                         -             -       39,334       176,000
 Transportation                     211,577       179,850      845,041       570,136
 Gain (loss) on sale
  of assets                         (72,765)       97,564      (94,645)       97,564
 Other                               50,758       186,893      434,683       451,725
                                 ----------    ----------   ----------    ----------
                                  5,925,435     3,716,894   22,005,507    11,308,687
                                 ----------    ----------   ----------    ----------

Expenses:
 Marketing                        3,589,796     2,061,417   15,726,622     7,276,738
 Production                         371,860        75,217      976,997       365,722
 Well development                       803         7,845       20,326        58,141
 Transportation                      61,391        37,819      227,663       101,148
 Depreciation, depletion and
  amortization                      624,448       411,645    1,668,927       972,835
 Other                               38,516        37,570      141,677        96,308
                                 ----------    ----------   ----------    ----------
                                  4,686,814     2,631,513   18,762,212     8,870,892
                                 ----------    ----------   ----------    ----------
                                  1,238,621     1,085,381    3,243,295     2,437,795

Administrative expenses             568,235       506,327    1,495,853     1,765,460
                                 ----------    ----------   ----------    ----------

Operating income                    670,386       579,054    1,747,442       672,335
                                 ----------    ----------   ----------    ----------

Other income (expense):
 Gain on sale of claims                   -             -            -     2,189,616
 Interest expense                  (649,220)     (295,982)  (1,638,677)     (740,112)
 Interest income                     20,176       338,282      785,384       669,972
 Other                                2,567       (16,038)      (4,316)      102,962
                                 ----------    ----------   ----------    ----------
                                   (626,477)       26,262     (857,609)    2,222,438
                                 ----------    ----------   ----------    ----------

     Income before income
      tax expense                    43,909       605,316      889,833     2,894,773

Income tax expense                   17,844       241,416      342,590     1,079,191
                                 ----------    ----------   ----------    ----------

     Net income                  $   26,065       363,900      547,243     1,815,582
                                 ==========    ==========   ==========    ==========

See accompanying notes to condensed, consolidated financial statements.

                         AMERICAN RESOURCES OF DELAWARE, INC.
                         ------------------------------------
                                    AND SUBSIDIARY
                                    --------------

             Condensed, Consolidated Statements of Operations (Continued)
             ------------------------------------------------------------

                                      (Unaudited)
                                      -----------

                                      Quarter ended           Nine months ended
                                      -------------           -----------------
                                      September 30,             September 30,
                                      -------------             -------------
                                    1996         1995          1996         1995
                                    ----         ----          ----         ----

Per common share:
 Primary:
  Net income                              -          $.09          .09           .49
                                          =          ====          ===           ===

Weighted average number of
 common shares and common
 share equivalents
 outstanding                      6,469,614     4,250,870    6,152,154     3,715,110
                                 ==========    ==========   ==========    ==========

Fully diluted:
  Net income                              -           .06          .08           .33
                                          =           ===          ===           ===

Weighted average number of
 common shares and common
 share equivalents
 outstanding                      6,738,465     5,818,251    6,525,442     5,567,612
                                 ==========    ==========   ==========    ==========

See accompanying notes to condensed, consolidated financial statements.

                           AMERICAN RESOURCES OF DELAWARE, INC.
                           ------------------------------------
                                      AND SUBSIDIARY
                                      --------------

                CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                ----------------------------------------------------------
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                       --------------------------------------------

                                        (UNAUDITED)
                                        -----------


                                                                                6% JUNIOR
                                                                                ---------
                     COMMON STOCK              8% PREFERRED STOCK            PREFERRED STOCK
                     ------------   ---------------------------------------  ---------------
                     NUMBER         NUMBER              DISCOUNT              NUMBER         ADDITIONAL
                       OF    PAR      OF        PAR        ON         NET       OF     PAR   PAID-IN   TREASURY  RETAINED
                     SHARES VALUE   SHARES     VALUE    PREFERRED    VALUE    SHARES  VALUE  CAPITAL    STOCK    EARNINGS     TOTAL
                     ------ -----   ------     -----    ---------    -----    ------  -----  ---------  -----    --------     -----

Balance,
 December 31,
  1995           5,539,215 $55   268,851  3,226,213 (1,044,394)  2,181,819  117,000    1   14,887,977      -  1,682,070 18,751,922

Conversion of
 Preferred Stock
 to Common Stock   224,822   2         -          -          -           -  (58,941)   -      (10,002)     -          -    (10,000)

Issuance of Common
 Stock dividend     27,535   -         -          -          -           -        -    -      227,376      -   (227,376)         -

Issuance of Common
 Stock and warrants
 in connection
 with property
 acquisition       225,000   2         -          -          -           -        -    -    1,157,173      -          -   1,157,175

Issuance of common
 stock, net of
 placement costs   330,000   4         -          -          -           -        -    -      899,996      -          -     900,000

Purchase and
 retirement of
 Series B
 Preferred Stock         -   -         -          -          -           -  (58,059)  (1)    (536,730)     -   (266,169)   (802,900)

Purchase of 10,480
 shares of
 common stock            -   -         -          -          -           -        -    -            -  (52,400)       -     (52,400)

Stock registration
 costs                   -   -         -          -          -           -        -    -
(25,099)       -        -     (25,099)

Net income               -   -         -          -          -           -        -    -            -        -
547,243    547,243
                 ---------  ---  -------  --------- ----------   ---------  -------   ---   ----------  ------- -------- ----------

Balance,
 September 30,
  1996           6,346,572  $63  268,851  3,226,213 (1,044,394)  2,181,819        -    -   16,650,691 (52,400) 1,685,768 20,465,941
                 =========  ===  =======  ========= ==========   =========  =======   ===   ========== =======  ========= ==========


See accompanying notes to condensed, consolidated financial statements.

                         AMERICAN RESOURCES OF DELAWARE, INC.
                         ------------------------------------
                                    AND SUBSIDIARY
                                    --------------

              CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              -----------------------------------------------------------

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                      1996               1995
                                                      ----               ----


Net cash provided by operating activities         $ 4,116,785           882,965
                                                  -----------       -----------

Investing activities:
 Purchases of property and equipment              (24,017,828)       (2,843,517)
 Proceeds from sale of claims receivable                    -         4,235,701
 Issuance of notes receivable                               -        (8,005,800)
 Payments on notes receivable                       6,973,217           120,803
 Proceeds from sale of assets                         616,418           188,500
 Distribution from investment in
  unconsolidated subsidiary                                 -            82,274
 Investment in call advance                                 -        (1,500,000)
 Other                                                      -           (19,000)
                                                  -----------       -----------

    Net cash used in investing activities         (16,428,193)       (7,741,039)
                                                  -----------       -----------

Financing activities:
 Proceeds from borrowings                          17,698,068        17,911,684
 Payments on borrowings                            (6,224,548)      (10,930,794)
 Proceeds from production payment                   4,147,300                 -
 Proceeds from Issuance of Common Stock               900,000                 -
 Purchase of 6% Junior Preferred Stock               (802,900)                -
 Purchase of treasury stock                           (52,400)                -
 Other                                                (35,100)         (113,206)
                                                  -----------       -----------
    Net cash provided by financing
      activities                                   15,630,420         6,867,684
                                                  -----------       -----------

    Increase in cash                                3,319,012             9,610

Cash and cash equivalents at
  beginning of period                                 826,393         1,118,824
                                                  -----------       -----------

Cash and cash equivalents at
  end of period                                   $ 4,145,405         1,128,434
                                                  ===========       ===========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 27,535 and 84,405 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the nine months ended September 30, 1996 and 1995, respectively.

During the nine months ended September 30, 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of Common Stock. During the nine months ended September 30, 1995, 5,834 shares of Series 1993 and 320,602 shares of Series B Preferred Stock were converted into a total of 1,132,407 shares of common stock.


See accompanying notes to condensed, consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                              AND SUBSIDIARY
                              --------------

        CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
        -----------------------------------------------------------
                                (continued)
                                -----------




NON-CASH TRANSACTIONS (CONTINUED):

In connection with the acquisition of certain gas properties and related equipment, the Company issued 225,000 shares of common stock and 225,000 common stock warrants with a combined value of $1,157,175. The Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996 (see Note 2). The Company acquired 58,059 shares of the outstanding 6% Junior Preferred Stock for $802,900 during the nine months ended September 30, 1996. Upon resolution of the Board of Directors, the shares were retired.

During the nine months ended September 30, 1995, the Company issued 20,000 shares of Common Stock under a two year consulting agreement at a value of $56,200.



See accompanying notes to condensed, consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
           ----------------------------------------------------
                                (UNAUDITED)
                                -----------

(1)  GENERAL

     American Resources of Delaware, Inc. (ARI), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil & Exploration of Delaware, Inc. (SOE) pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

     ARI and its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. (Southern) are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the State of Kentucky and the Gulf of Mexico. The Subsidiary has expanded its production efforts through its involvement in the development of prospects located offshore Louisiana in the Gulf of Mexico. These activities are considered to be one business segment for financial reporting purposes.

     The accompanying condensed, consolidated financial statements include the accounts of ARI and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1995 Form 10-K of the Company that was filed with the Securities and Exchange Commission.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------


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

(2)  PROPERTY AND EQUIPMENT

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

     On July 3, 1996, the Company, through Southern, acquired proved developed and undeveloped oil and gas properties, equipment and pipelines from Century Offshore Management Company (Century) located offshore Louisiana. As consideration for the assets, the Company paid $4,000,000 in cash, issued an Installment Note in the amount of $4,000,000 payable in two equal installments on August 31, 1996 and September 30, 1996 (the Installment Note provides for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), the extinguishment of an existing note from Century to the Company in the amount of $6,500,000 (Century Note) and the assumption of existing liens against the assets in the approximate amount of $1,051,000. The parties subsequently

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

     entered into an extension agreement dated September 24, 1996 whereby Century extended the due date of the installment payments until the earlier of the completion of funding of the Company's private placement or five days after written notice from Century. As of September 30, 1996, ARI had not completed its funding nor had Century made a request for payment. The foregoing transaction was effected pursuant to an asset Purchase Agreement entered into by and between the Company, Southern and Century, dated July 3, 1996.

     Also on July 3, 1996, the Company, Southern and Century entered into an Asset Purchase Agreement whereby Southern acquired certain rights and interests in undeveloped properties from Century located onshore Louisiana. On August 31, 1996 the parties entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the July 3, 1996 agreement and provided for the Company, through Southern, to acquire between 5.6% and 9.5% contract rights from Century in three undeveloped properties located onshore Louisiana. As consideration for these rights, the Company has paid $4,509,000 in cash.

     In August, 1996, the Company entered into a Purchase and Sale Agreement with a corporation to sell certain of the Company's gas properties and related pipeline and equipment for approximately $590,000. The gas properties sold consisted primarily of certain leases and pipelines located in Clay County, Kentucky, including the PXT pipeline. As a result of sale, the Company has recognized a loss of approximately $73,000 during the quarter ended September 30, 1996.

     In 1996, the Company purchased an overriding royalty interest in the Ship Shoal B-3 well from an officer/director of the Company for $125,000.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                     -------------     ------------
                                                         1996              1995
                                                         ----              ----

Note payable to Den norske Bank AS.,
 payable in monthly installments,
 commencing April 1, 1996 through
 February 1, 2002, with interest payable
 monthly commencing November 1, 1995
 at prime plus 1% per annum, secured
 by oil and gas properties, equipment
 and notes receivable.                                 $26,083,000        17,500,000


Note payable to Century, payable in cash
 or restricted common stock at $3.00 per
 share at the Company's option                           3,190,726                -

Call option payable, original balance of
 $1,000,000 payable in monthly installments
 of $31,250 commencing April 1, 1995,
 due November 1997.                                        395,000           718,750

Note payable to unconsolidated subsidiary,
 due on demand plus interest at prime.                          -            100,000

Note payable to a company, non-interest
 bearing, payable in monthly installments
 of $7,500.                                                 17,216            80,216

Notes payable to related parties,
 interest payable at 22%, in connection
 with Participation Agreements.                            515,000           400,000

                                                                 (Continued)

                         AMERICAN RESOURCES OF DELAWARE, INC.
                         ------------------------------------
                                   AND SUBSIDIARIES
                                   ----------------

           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
           ----------------------------------------------------------------
                                      (UNAUDITED)
                                      -----------

(3)     LONG-TERM DEBT (CONTINUED)


                                                     SEPTEMBER 30,     DECEMBER 31,
                                                     -------------     ------------
                                                         1996              1995
                                                         ----              ----

Note payable to individual, interest payable
 at 22%, in connection with Participation
 Agreement                                                 250,000                -

Note payable to a company pursuant to an
 agreed judgment regarding operational
 payables, payable on demand, plus
 interest of 8%.                                           150,000           150,000

Note payable to related party, original
 balance of $465,000 payable in monthly
 installments of $25,000, plus interest
 of prime plus 2%; secured by a gas contract.                   -             90,000

Note payable, original balance of $166,885
 payable in monthly installments of $7,500,
 plus interest at 8% per annum.                                 -             94,439

Other notes                                                 63,924            58,441
                                                       -----------       -----------
                                                        30,665,366        19,191,846


Less - Current portion                                  (8,065,316)       (4,623,341)
                                                       -----------       -----------

Long-term debt                                         $22,600,050        14,568,505
                                                       ===========       ===========

     On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002 with Den norske Bank AS. (Den norske). On August 7, 1996, the revolving credit facility was increased to $30,000,000. As of September 30, 1996, the borrowing base under the revolving credit facility was $26,100,000. Additional borrowings and repayment terms under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under Den norske's internal lending procedures. Commencing on November 1, 1996, monthly principal reductions will be $500,000. In addition to the monthly reduction of the borrowing base, there will be an additional reduction of the borrowing base

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

     of a minimum of $1,000,000 or 50% of equity raised up to a total reduction of $3,000,000 on December 31, 1996. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At September 30, 1996, the Company was in compliance with the required financial covenants, except for a covenant pertaining to its quarterly interest ratio. Under the credit facility, the Company must maintain a quarterly ratio of earnings, as defined in the credit facility, to interest expense of not less than 3.0 to 1.0. At September 30, 1996, the Company's ratio was 2.59 to 1.0, but the Company has obtained a waiver of the covenant from Den norske. At September 30, 1996, the Company has a working capital deficit of approximately $6,400,000 which the Company plans to satisfy through cash from operations and equity raise-ups.

     In July 1995, in order to fulfill a loan commitment to Century, an aggregate of $400,000 was funded by the Directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties (see Note 2), the Company and the Directors simultaneously agreed to terminate the Directors' participation in the Century Note. The Company remains liable to the Directors for the outstanding balance at September 30, 1996 of $265,000 plus interest thereon at the rate of 22% per annum. Pursuant to the Termination of Participation Agreements entered into between the Company and the Directors, payment of the balance is due at various dates ranging from November 15 to December 1, 1996, and may be paid in cash or by the issuance of shares of Common Stock of the Company valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days immediately preceding the payment date.

     In April 1996, the Company entered into agreements with two individuals, one of whom is a Director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro-rata basis in the Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

     Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast Region. In July 1996, the Century Note was cancelled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 2). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. Subsequent to September 30, 1996, the Company paid the non-affiliated individual in full. Pursuant to the Termination of Participation Agreement entered into between the Company and the Director, payment of the balance is due on December 1, 1996, and may be paid in cash or by issuance of shares of Common Stock of the Company valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days immediately preceding the payment date.

(4)  STOCKHOLDERS' EQUITY

     The Company has authorized one million shares (1,000,000) shares of Series 1993 Preferred Stock and two million shares
     (2,000,000) of Series Preferred Stock subject to designation by the Board of Directors:

           Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 268,851 shares are outstanding at September 30, 1996 and December 31, 1995.

           Series B Preferred Stock, designated by the Board of Directors, is convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock has a liquidation preference of $10.00 per share, but is junior to the Series 1993 Preferred Stock. Dividends are payable quarterly at the rate of 6% in cash or common stock. There are 1,000,000 shares authorized and zero and 117,000 shares outstanding at September 30, 1996 and December 31, 1995, respectively.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

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

     The Company has reserved a total of approximately 2,000,000 shares of common stock for issuance under a 1994 Compensatory Stock Option Plan (CSO). Outstanding stock options, which include CSO plan and non-plan options, granted to employees, consultants, officers and directors for the purchase of the Company's common stock are as follows:

                                                 Price Per Share
                                                 ---------------

                                    Shares        From       To
                                    ------        ----       --

Balance December 31, 1995           2,710,730     $3.00     $8.00

 Granted                              498,500      4.50      4.50
 Terminated                          (439,000)     3.31      6.50
                                    ---------

Balance September 30, 1996          2,770,230     $3.00     $8.00
                                    =========

     Outstanding options at September 30, 1996 include 1,943,910 issued under the CSO, of which 1,778,243 are exercisable, and 826,320 non-plan options, all of which are immediately exercisable. Outstanding options at September 30, 1996 expire between February 14, 1997 and February 1, 2005.

     At September 30, 1996, the Company has outstanding warrants to purchase 1,464,097 shares of common stock at exercise prices from $1.63 to $5.00 per share.

     The Company purchased and retired 58,059 shares of Series B Preferred Stock at $13.70 per share. During the nine months ended September 30, 1996, the Company allowed the holders of 21,676 shares of Series B Preferred Stock to convert the shares into 75,410 shares of common stock, thereby resulting in zero shares of Series B Preferred Stock outstanding at September 30, 1996.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

(5)  UNEARNED REVENUE

     On May 22, 1996, the Company, through Southern, conveyed an approximate 2.2 Billion cubic feet (Bcf) volumetric production payment in Appalachian wells recently purchased from AKS through a facility sponsored by William Energy Services Company, a subsidiary of the Williams Companies, Inc. and structured by NationsBank. The Company received $4,300,000 ($4,147,300 after related costs), for the production payment, which has an anticipated six year term. Of the funds received, $2,500,000 was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

     As a result of the transaction, the Company has recorded unearned revenue which will be recognized as the required volumes are delivered under the production payment conveyance.

(6)  SUBSEQUENT EVENT

     As of November 13, 1996, the Company had privately placed 4% Convertible Debentures (the "Debentures") in the aggregate principal amount of $3,240,000 with a maturity date one year from date of issuance. The net proceeds after expenses totaled $2,985,600. The Debentures are convertible prior to their maturity dates at the option of the holders into shares of Common Stock valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days prior to the date of payment (the "Conversion Price"). Debentures that are not converted prior to their maturity dates will automatically convert on their maturity dates into shares of Common Stock valued at the Conversion Price. Accrued interest on the Debentures will be paid on their conversion dates by the issuance of shares of Common Stock valued at the Conversion Price. The Company agreed to register the shares of Common Stock within 120 days after demand is made by a Debenture holder. Under certain terms and conditions, the Company has the right to redeem the convertible Debentures prior to conversion at 125% of the face value. The net proceeds have been used to pay the Installment Note payable due to Century in connection with the purchase of the South Timbalier 148 properties.

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

     Initially, the Company had intended to connect its Gausdale and Wofford fields to the PXT Pipeline in order to eliminate winter delivery problems with Columbia Gas Transmission ("TCo"). In addition, the Company estimated that there would be a significant savings in transportation expenses. However, a significant capital expenditure was also required to connect the system. Management determined that there were other alternatives which might prove to be more cost beneficial and, therefore, effectuated an alternative transportation route to TCo through Wiser Oil & Gas Company ("Wiser"). By connecting the Wofford and Gausdale fields and installing two interconnects from the Gausdale field to Wiser's facilities, the Company was able to alleviate the majority of the winter delivery problems it had previously experienced for a substantially reduced capital expenditure while also saving 22% in transportation costs for the gas being delivered via the Wiser facilities.

     In August, 1996, the Company entered into a Purchase and Sale Agreement with a corporation to sell certain of the Company's gas properties and related pipeline and equipment for approximately $590,000. The gas properties sold consisted primarily of certain leases and pipelines located in Clay County, Kentucky, including the PXT Pipeline.

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

     In April, 1996, the Company entered into agreements with two individuals, one of whom is a Director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro-rata basis in a note, as amended, due from Century Offshore Management Corporation ("Century") in the principal amount of $6,500,000 which bears interest at 22% (the "Century Note"). The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was cancelled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 2 of the Notes to Financial Statements included in Item 1 of this Report on Form 10-QSB). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. Subsequent to September 30, 1996, the Company paid the non-affiliated individual in full. Pursuant to the Termination of Participation Agreement entered into between the Company and the Director, payment of the balance is due on December 1, 1996, and may be paid in cash or by issuance of shares of Common Stock of the Company valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days immediately preceding the payment date.

     On May 9, 1996, the Company and Century announced that the two companies had entered into preliminary discussions to explore the possibility of a merger. As a result of the commencement of these discussions, Jonathan B. Rudney, who was President and Chief Executive Officer of the Company and was also affiliated with Century, tendered his resignation in order to avoid any potential conflicts. Rick G. Avare, who had previously been serving the Company as Chief Operating Officer, assumed the position of President and Chief Executive Officer.

     On May 22, 1996, through a facility sponsored by Williams Energy Services Company, a subsidiary of The Williams Companies, Inc., and structured by NationsBank, the Company conveyed an approximate 2.2 BCF volumetric production payment in the wells
purchased from AKS.   The Company received $4.3 million for the
production payment which has an anticipated six-year term. Of the funds received, $2.5 million were used to reduce the Company's credit facility with its primary lender; and the remainder of the funds were used for working capital and further acquisition and development activities in the Gulf Coast region.

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

     As a result of the merger discussions with Century, on July 3, 1996, the Company entered into Agreements with Century wherein it: (i) acquired a portion of the working interest of Century in ten oil and gas wells together with the exploration rights on property known as South Timbalier 148, located in the Louisiana offshore region of the Gulf of Mexico; (ii) purchased one-third of Century's contract rights to participate in the exploration and development in three separate onshore Salt Dome properties also located in the Gulf Coast region of Louisiana with combined acreage in excess of 100 square miles; and (iii) received a merger option from Century whereby the Company, at its sole option, has the right to require a merger between the Company and Century, such option being exercisable until June 30, 1997. On August 31, 1996, the Company and Century entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the purchase of one-third of Century's contract rights in the three separate onshore Salt Dome properties. The Capitalization Agreement provided for the Company to acquire between 5.6% and 9.5% contract rights from Century in the three separate onshore Salt Domes for lesser consideration. The consideration for the properties, as adjusted, was approximately $20.0 million, payable in cash and/or stock and relinquishment of the Century Note. These acquisitions are expected to add approximately 17 billion cubic feet ("BCF") equivalent of proven reserves to the Company's reserve base and enhance cash flow as well as create significant exploration opportunities for the Company in the Gulf Coast region. See Note 2 of the Notes to Financial Statements included in Item 1 of this Report on Form 10-QSB.

     In July, 1995, in order to fulfill the loan commitment to Century, an aggregate of $400,000 was funded by the Directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties as set out above, the Company and the Directors simultaneously agreed to terminate the Directors' participation in the Century Note; and the Company remains liable to the Directors for the outstanding balance at September 30, 1996 of $265,000 plus interest thereon at the rate of 22% per annum. Pursuant to the Termination of Participation Agreements entered into between the Company and the Directors, payment of the balance is due at various dates ranging from November 15 to December 1, 1996, and may be paid in cash or by the issuance of shares of Common Stock of the Company valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days immediately preceding the payment date.

     As of November 13, 1996, the Company had privately placed 4%
Convertible Debentures in the aggregate principal amount of $3,240,000 with a maturity date one year from date of issuance.

The net proceeds after expenses totalled $2,985,600. The Debentures are convertible prior to their maturity dates at the option of the holders into shares of Common Stock valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days prior to the date of payment (the "Conversion Price"). Debentures that are not converted prior to their maturity dates will automatically convert on their maturity dates into shares of Common Stock valued at the Conversion Price. Accrued interest on the Debentures will be paid on their conversion dates by the issuance of shares of Common Stock valued at the Conversion Price. The Company agreed to register the shares of Common Stock into which the Debentures are convertible within 120 days after demand is made by a Debenture holder. The Company has the right to redeem the convertible Debentures prior to conversion at 125% of the face value. The net proceeds have been used to pay amounts due to Century in connection with the Purchase of the South Timbalier 148 properties.

     Since the Company's acquisition of an interest in the South Timbalier 148 Block in July 1996, it has expended approximately $4.6 million towards the development of the property. In conjunction with the joint interest owner and operator of the property, Newfield Exploration, a second and third production platform were installed in the Company's area of interest and are now in operation. The platforms were installed to accommodate the production developed as a result of the completion of the wells acquired. Seven of the wells purchased are currently producing, and two more wells should be on line by mid-November, 1996. Additionally, the companies have successfully drilled and completed a new well on South Timbalier 148, and production has commenced. As a result of the successful development, an additional location has been identified and is currently being scheduled for drilling.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER
     30, 1996, AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER
     30, 1995:

     Total revenues for the nine months ended September 30, 1996, increased 95% to $22,005,507 from $11,308,687 for the comparable period in 1995. Corresponding operating expenses increased 112% to $18,762,212 in 1996 from $8,870,892 in 1995. Components of the increases are as follows:

--   MARKETING:   The Company's marketing volumes have increased
     ---------
     to 4.83 BCF for the nine months ended September 30, 1996, as compared to 3.1 BCF in 1995. The volume increase results primarily from the Company's increased production and marketing activity in the Kentucky region, and continued focus to function as an integrated oil and gas company. After strong prices during the first quarter of 1996, the second and third quarters of 1996 saw a decrease in prices and strong price competition. As a result, the Company realized a profit of 2.5% on marketing revenues for the nine months ended September 30, 1996, as compared to 7.8% in 1995.

--   PRODUCTION:  The Company's production revenues increased
     ----------
     120% for the nine months ended September 30, 1996, to $4,654,184 from $2,118,811 for the comparable period in 1995. Production on a BCF equivalent basis has increased to
     1.8 BCF in 1996 as compared to .9 BCF for the comparable period in 1995. The increase in production volumes results primarily from an increase in the Company's Gulf Coast region production. For the nine months ended September 30, 1996, production from the Gulf Coast region was approximately 859,000 thousand cubic feet ("MCF") equivalent as compared to approximately 366,000 MCF for the comparable period in 1995. Production from the Ship Shoal B-3 and B-4 wells, which were drilled and completed in mid and late 1995, respectively, has increased to approximately 732,000 MCF equivalent for 1996 as compared to approximately 366,000 MCF for 1995. In July 1996, the Company also acquired net working interests ranging between 5% and 22.5% in five (5) producing wells in the South Timbalier 148 block, and interests ranging between 22.5% and 45% in five (5) drilled but uncompleted wells on the block. As a result, production from the South Timbalier 148 block added production during the period of approximately 127,000 MCF equivalent. Also in 1996, production from the Company's Kentucky wells has increased to approximately 892,000 MCF as compared to approximately 468,000 MCF for 1995. The increase in Kentucky production results primarily from the Company's acquisition of various producing gas fields from AKS in February, 1996.

     Also contributing to the increase are stronger gas and/or oil prices during the nine months ended September 30, 1996 versus 1995. The average price per MCF equivalent on oil and gas production in 1996 was $2.61 versus $2.33 in 1995.

     Production expenses also increased to $926,997 for the nine months ended September 30, 1996, from $365,722 for the comparable period in 1995. The increase results from production costs associated with the Ship Shoal and South Timbalier properties which total approximately $380,000 for 1996 versus approximately $33,000 for 1995 and additional operating costs relating to the property acquired from AKS. The average production cost per MCF equivalent in 1996 was $.52 versus $.40 for the comparable period in 1995.

--   DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
     ----------------------------------------
     depletion and amortization increased to $1,668,927 for the nine months ended September 30, 1996, as compared to $972,835 for the same period in 1995. The increase results primarily from approximately $596,000 of depreciation, depletion and amortization on the Ship Shoal and South Timbalier 148 wells and additional depreciation on approximately $2,500,000 of property and equipment acquired since September 30, 1995.

--   GENERAL AND ADMINISTRATIVE ("G&A"):  G&A decreased 15% to
     ----------------------------------
     $1,495,893 for the nine months ended September 30, 1996, as compared to $1,765,460 for the same period in 1995. The decrease reflects the cost savings achieved through the closing of the Scottsdale, Arizona, office, the results of the emphasis on cost control initiated by management and the termination of a consulting contract in the fourth quarter of 1995.

     Significant components of G&A for the nine months ended September 30, 1996 include payroll of $643,155, professional fees of $210,732, consulting fees of $78,750, insurance of $150,613 and travel of $94,943. Significant savings of G&A which have been achieved for the nine months ended September 30, 1996, as compared to the same period for 1995 include reductions in professional fees of $26,089, consulting fees of $180,594, bad debt expense of $30,187 and payroll of $35,779.

--   OTHER INCOME (EXPENSE):  Other income (expense) items
     ----------------------
     consisted of the following:

     *     INTEREST INCOME: Interest income results primarily from
           ---------------
           interest earned on notes receivable issued to Century. The notes, which were cancelled as part of the consideration in the acquisition of the South Timbalier 148 properties in July 1996, earned interest at 22%. During the nine months ended September 30, 1996, interest was earned on an average outstanding balance of approximately $4.3 million as compared to an average outstanding balance of approximately $4.0 million for the same period in 1995.

     *     INTEREST EXPENSE: Interest expense increased to
           ----------------
           $1,638,677 for the nine months ended September 30, 1996, as compared to $740,112 for the same period in 1995. This results from increased borrowings under the Company's primary credit facility. Outstanding borrowings under the facility were $26.1 million at September 30, 1996, as compared to $12.5 million at September 30, 1995. The additional borrowings have been used to assist in the acquisition and development of the South Timbalier 148 properties and to continue to expand the Company's exploration, development and acquisition activities in the Kentucky and Gulf Coast regions.

     *     GAIN ON SALE OF CLAIMS: During the nine months ended
           ----------------------
           September 30, 1995, the Company recognized a gain of $2,189,616 attributable to the sale of various secured and unsecured claims previously acquired from the creditors of Century.

--   NET INCOME: Net income for the nine months ended September
     ----------
     30, 1996, was $547,243 as compared to $1,815,582 for the
     same period in 1995; however, net income for the nine months ended September 30, 1995, included a gain of $2,189,616 ($1,357,000 net of tax) on the sale of claims. Operating income for the nine months ended September 30, 1996, increased to $1,747,442 versus $672,335 for the same period in 1995. The increase results primarily from higher net production levels but was partially offset by increased depreciation, depletion and amortization and lower general and administrative expenses.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER
     30, 1996, AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER
     30, 1995:

     Total revenues for the three months ended September 30, 1996, increased 59% to $5,925,435 from $3,716,894 for the comparable period in 1995. Corresponding operating expenses increased 78% to $4,686,814 in 1996, from $2,631,513 in 1995.
Components of the increases are as follows:

--   MARKETING: The Company's marketing volumes have increased to
     ---------
     1.36 BCF for the three months ended September 30, 1996, as compared to .9 BCF in 1995. After strong prices during the first quarter of 1996, the second and third quarters of 1996 saw a decrease in prices and strong price competition. However, the third quarter of 1996 showed improvement over the second quarter of 1996 with a profit on marketing revenues of 8.6% which compares favorably with the 7.1% realized in the third quarter of 1995.

--   PRODUCTION: The Company's production revenues increased 75%
     ----------
     for the three months ended September 30, 1996, to $1,806,357 from $1,033,262 for the comparable period in 1995.
     Quarterly production on a BCF equivalent basis has increased to .7 BCF in 1996 as compared to .4 BCF for the comparable period in 1995. The increase in production volumes results primarily from an increase in the Company's Gulf Coast region production. For the three months ended September 30, 1996, production from the Gulf Coast region was approximately 442,000 MCF equivalent as compared to approximately 259,000 MCF for the comparable period in 1995. Approximately 127,000 MCF equivalent of the increase is due to production from the South Timbalier 148 properties which were acquired in July, 1996. The remaining Gulf Coast production increase is due to continued increases of production flows through the production platform on the Ship Shoal property. Production from the Ship Shoal B-3 and B-4 wells increased approximately 41% from the second quarter of 1996. Also adding to the overall production increase in 1996 from 1995 was the Company's acquisition of various producing gas fields from AKS in February, 1996.

     Also contributing to the increase are stronger gas and/or oil prices during the three months ended September 30, 1996 versus 1995. The average price per MCF equivalent on oil and gas production in 1996 was $2.47 versus $2.36 in 1995.

     Production expenses also increased to $371,860 for the three months ended September 30, 1996, from $75,217 for the comparable period in 1995. The increase results from production costs associated with the Ship Shoal and South
     Timbalier properties and additional operating costs relating to the property acquired from AKS.

--   DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
     ----------------------------------------
     depletion and amortization increased to $624,448 for the three months ended September 30, 1996, as compared to $411,645 for the same period in 1995. The increase results primarily from approximately $141,000 of depreciation, depletion and amortization on the South Timbalier 148 wells and additional depreciation on approximately $2,500,000 of property and equipment acquired since September 30, 1995.

--   GENERAL AND ADMINISTRATIVE ("G&A"):  G&A increased 12% to
     ----------------------------------
     $568,235 for the three months ended September 30, 1996, as compared to $506,327 for the same period in 1995. The increase is due to increased insurance costs related to the Gulf Coast operations and professional fees and travel expenses associated with corporate funding opportunities.

     Significant components of G&A for the three months ended
     September 30, 1996, include payroll of $205,576, professional fees of $85,216, consulting fees of $26,250, insurance of $87,302 and travel of $42,042.

--   OTHER INCOME (EXPENSE): Other income (expense) items
     ----------------------
     consisted of the following:

     *     INTEREST INCOME: Interest income results primarily from
           ---------------
           interest earned on notes receivable issued to Century. The notes, which were cancelled as part of the consideration in the acquisition of the South Timbalier 148 properties in July 1996, earned interest at 22%. Therefore, interest income recognized for the three months ended September 30, 1996, was minimal compared to amounts earned for the same period in 1995.

     *     INTEREST EXPENSE: Interest expense increased to
           ----------------
           $649,220 for the three months ended September 30, 1996, as compared to $295,982 for the same period in 1995.
           This results from increased borrowings under the Company's primary credit facility.

--   NET INCOME: Net income for the three months ended September
     ----------
     30, 1996, was $26,065 as compared to $363,900 for the same period in 1995. The decrease in 1996 was primarily due to the elimination of interest income related to the notes receivable cancelled as part of the consideration given in the purchase of the South Timbalier 148 property and the additional interest incurred by the Company on increased borrowings. The purchase of South Timbalier 148 consisted of ten wells, five of which produced during two months of the third quarter, generating revenues of approximately $150,000 per month produced. The remaining wells were in the process of being completed, and one additional well was drilled on the property. These wells are expected to be on-line by mid-November 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents for the nine months ended September 30, 1996, totalled $4,145,405 as compared to $826,393 at December 31, 1995. During 1994 and 1993, the Company funded its oil and gas exploration and development activities and a portion of its operations with bank borrowings and equity capital from private placements. In 1995, $353,271 of cash from operations was contributed towards the Company's exploration and development activities and debt service requirements, with that amount increasing to $4,116,785 for the nine months ended September 30, 1996. At September 30, 1996, the Company had available a $30,000,000 line of credit through Den norske with a borrowing base of $26,100,000, of which the Company had drawn $26,083,000. The base was increased to $30,000,000 subsequent to December 31, 1995, to assist in funding the property purchases from AKS and Century in the Kentucky and Gulf Coast regions, respectively.

     Under the credit agreement with Den norske Bank, A.S. ("Den norske"), the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At September 30, 1996, the Company was in compliance with all of the required financial ratios except a covenant pertaining to its quarterly interest ratio. Under the credit facility, the Company must maintain a quarterly ratio of earnings, as defined in the credit facility, to interest expense of not less than 3.0 to 1.0. At September 30, 1996, the Company's ratio was 2.59 to 1.0; but the Company has obtained a waiver of this covenant from Den norske.

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

     On January 2, 1996, the Company entered into a stock purchase agreement, as amended, with the holders of the outstanding Series B Preferred Stock. Under the agreement, the Company, or its assignee, has the obligation to purchase the remaining outstanding Series B Preferred Stock at $13.70 per share. Payment terms under the agreement are as follows:

               Due                  Number
               Date                of Shares         Amount
               ----                ---------         ------

         January 2, 1996            18,248          $250,000
         January 15, 1996           18,248           250,000
         February 10, 1996           3,650            50,000
         February 29, 1996          54,409           745,400
         March 31, 1996             47,445           650,000

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

     In April, 1996, the Company entered into agreements with two individuals, one of whom is a Director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the $6,500,000 Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was cancelled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 2 of the Notes to Financial Statements included in Item 1 of this Report on Form 10-QSB). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. Subsequent to September 30, 1996, the Company paid the non-affiliated individual in full. Pursuant to the Termination of Participation Agreement entered into between the Company and the Director, payment of the balance is due on December 1, 1996, and may be paid in cash or by issuance of shares of Common Stock of the Company valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days immediately preceding the payment date.

     On May 22, 1996, through a facility sponsored by Williams Energy Services Company, a subsidiary of the Williams Companies, Inc., and structured by NationsBank, the Company conveyed an approximate 2.2 BCF volumetric production payment in Appalachian
wells recently purchased from AKS.   The Company received $4.3
million ($4,147,300 after related costs) for the production payment which has an anticipated six year term. Of the funds received $2.5 million was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

     On July 3, 1996, the Company acquired proved developed and undeveloped oil and gas properties, equipment and pipelines located offshore Louisiana from Century in an area identified as South Timbalier 148. As consideration for the assets, the Company paid $4 million in cash, issued an installment note ("Installment Note") in the amount of $4 million payable in two equal installments on August 31, 1996 and September 30, 1996 (the Installment Note provides for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), the extinguishment of an existing note from Century to the Company in the amount of $6.5 million and the assumption of existing liens against the assets in the approximate amount of $1 million. The parties subsequently entered into an extension agreement dated September 24, 1996 whereby Century extended the timeframe in which the installment payments were due under the Installment Note until the earlier of completion of funding of the company's private placement or five days after written notice from Century. As of September 30, 1996, ARI had not completed its funding nor had Century made a request for payment. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into on July 3, 1996.

     Since the Company's acquisition of an interest in the South Timbalier 148 Block, it has expended approximately $4.6 million towards the development of the property. In conjunction with the joint interest owner and operator of the property, Newfield Exploration, a second and third production platform were installed in the Company's area of interest and are now in operation. The platforms were installed to accommodate the production developed as a result of the completion of the wells acquired. Seven of the wells purchased are currently producing, and two more should be on line by mid-November, 1996.

     In addition to the South Timbalier 148 wells acquired, a new well has been successfully drilled and completed on the property and production has commenced. As a result of the successful development, an additional location has been identified and is currently being scheduled for drilling.

     Increasing production throughout the Fourth Quarter of 1996 should positively affect the results in that quarter. A full three months of production from the wells should have a significant impact on the results for the First Quarter of 1997.

     Additionally, the Company acquired certain rights and interests in undeveloped properties located onshore Louisiana from Century. As consideration for these interests, the Company has paid $4,509,000 in cash. The foregoing transaction was effected pursuant to a Capitalization and Termination of Purchase and Sale Agreement entered into on August 31, 1996, which effectively terminated a prior Asset Purchase Agreement entered into on July 3, 1996.

     The following is a summary of the Company's expected cash flow estimates for the remainder of 1996:

           Cash requirements:

             Capital costs             $ 3,750,000
             Debt service payments       7,600,000

             Total cash requirements                    $11,350,000

           Cash Sources:

             Cash in bank              $ 4,145,000
             Cash from operations      $ 2,000,000
             Equity raise-ups            5,900,000

             Total cash sources                          12,045,000
                                                        -----------

           Excess                                       $   695,000
                                                        ===========

     As can be seen above, the Company intends to meet its cash requirements for the remainder of 1996 with equity raise-ups and cash flow from operations. In August 1996, Den norske Bank increased the Company's credit facility to $30,000,000 with a current borrowing base of $26,100,000. The Company increased its borrowings under the Den norske credit facility by approximately $9.9 million during the quarter ended September 30, 1996. As of November 13, 1996, the Company had privately placed 4% Convertible Debentures in the aggregate principal amount of $3,240,000 with a maturity date one year from date of issuance. The net proceeds after expenses totalled $2,985,600. The Debentures are convertible prior to their maturity dates at the option of the holders into shares of Common Stock valued at 75% of the average closing bid prices of the Common Stock as reported by NASDAQ for the five trading days prior to the date of payment (the "Conversion Price"). Debentures that are not converted prior to their maturity dates will automatically convert on their maturity dates into shares of Common Stock valued at the Conversion Price. Accrued interest on the Debentures will be paid on their conversion dates by the issuance of shares of Common Stock valued at the Conversion Price. The Company agreed to register the shares of Common Stock into which the Debentures are convertible within 120 days after demand is made by a Debenture holder. The Company has the right to redeem the convertible Debentures prior to conversion at 125% of the face value. The net proceeds from the private placements have been used to retire obligations associated with the purchase of the South Timbalier 148 property. Additional equity raise-ups are to be achieved by a series of private placements.

     The continued expansion of the Company's development and acquisition activities are expected to be financed with internally generated cash flow and new financings, if available. The completion or success of any new opportunities is subject to a number of factors, including the price of oil and gas and the ability of the Company to raise additional capital or obtain debt financing on terms acceptable to the Company. Many of these factors are outside of the Company's control. There can be no assurance that the Company will be able to undertake any of these opportunities or that, if undertaken, they will prove successful.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting of Stockholders on August 14, 1996, the stockholders of the Company re-elected four (4) directors and elected one (1) new director to its five (5) member board of directors and ratified the Board's selection of accountants for 1996.

     The voting results with respect to the foregoing matters are set forth below:

Proposal #1     ELECTION OF DIRECTORS          For        Withhold

                DOUGLAS L. HAWTHORNE        5,619,455      17,032
                DONALD SCHELLPFEFFER        5,615,658      20,829
                LEONARD K. NAVE             5,618,108      18,379
                RICK G. AVARE               5,619,233      17,254
                DAVID FOX, JR.              5,615,683      20,804

Proposal #2     RATIFICATION OF THE SELECTION OF KPMG PEAT MARWICK
                LLP AS INDEPENDENT PUBLIC ACCOUNTANT FOR THE
                COMPANY FOR ITS 1996 FISCAL YEAR.

                    For           Against    Withhold

                 5,630,187        2,000      4,300

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

10.4       Production Payment Conveyance of May 22,
           1996, by and between Southern Gas Co. of Delaware, Inc., and Austin Energy Funding
           Partners (incorporated by reference to
           Exhibit 10.4 to the Registrant's Report on
           Form 10-QSB for the quarterly period ending
           June 30, 1996).

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

10.7       Capitalization Agreement and Termination of
           Purchase and Sale Agreement by and between Southern Gas Co. of Delaware, Inc., American
           Resources of Delaware, Inc. and Century
           Offshore Management Corporation, dated August
           31, 1996 (incorporated by reference to
           Exhibit A to the Registrant's Form 8-K/A filed on September 16, 1996).

10.8       Amendment to South Timbalier Purchase and
           Sale Agreement by and between Southern Gas
           Co. of Delaware, Inc., American Resources of
           Delaware, Inc. and Century Offshore
           Management Corporation, dated August 31, 1996
           (incorporated by reference to Exhibit B to the Registrant's Form 8-K/A filed on September 16, 1996).

10.9 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
           and Douglas L. Hawthorne, dated September 30,
           1996.*

10.10 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
           and The Kandy Limited Partnership, dated
           September 30, 1996.*

10.11 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
           and Donald A. Schellpfeffer, dated September
           30, 1996.*

10.12 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
           and Southern Gas Holding Company, Inc., dated
           September 30, 1996.*

10.13 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
           and Douglas L. Hawthorne Retirement Plan-001
           Dtd. 2/22/95, dated September 30, 1996.*

* Filed herewith


     (b)   Reports on Form 8-K:

           On July 18, 1996, the Company filed a Form
           8-K reporting the purchase of oil and gas properties from Century Offshore Management
           Corporation.

           On September 16, 1996, the Company filed a
           Form 8-K/A amending its previous Form 8-K filed on July 18, 1996, in order to provide the financial information required by Item 7 of Form 8-K and to amend portions of Item 2 which referenced the acquisition by the Registrant of properties from Century located onshore and offshore Louisiana.

                                SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN RESOURCES OF DELAWARE INC.



Date:  November 13, 1996    By:  /S/ Jeffrey J. Hausman
                               ------------------------------------
                                  Jeffrey J. Hausman
                                  Chief Financial Officer
                                  (Principal Accounting and Financial
                                  Officer)

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

10.4       Production Payment Conveyance of May 22,
           1996, by and between Southern Gas Co. of
           Delaware, Inc., and Austin Energy Funding
           Partners (incorporated by reference to
           Exhibit 10.4 to the Registrant's Report on
           Form 10-QSB for the quarterly period ending
           June 30, 1996).                                              *

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

10.7       Capitalization Agreement and Termination of
           Purchase and Sale Agreement by and between
           Southern Gas Co. of Delaware, Inc., American
           Resources of Delaware, Inc. and Century
           Offshore Management Corporation, dated August
           31, 1996 (incorporated by reference to
           Exhibit A to the Registrant's Form 8-K/A
           filed on September 16, 1996).                                *

10.8       Amendment to South Timbalier Purchase and
           Sale Agreement by and between Southern Gas
           Co. of Delaware, Inc., American Resources of
           Delaware, Inc. and Century Offshore
           Management Corporation, dated August 31, 1996
           (incorporated by reference to Exhibit B to
           the Registrant's Form 8-K/A filed on
           September 16, 1996).                                         *

10.9       Termination of Participation Agreement by and
           between American Resources of Delaware, Inc.
           and Douglas L. Hawthorne, dated September 30,
           1996.                                                       37

10.10      Termination of Participation Agreement by and
           between American Resources of Delaware, Inc.
           and The Kandy Limited Partnership, dated
           September 30, 1996.                                         41

10.11      Termination of Participation Agreement by and
           between American Resources of Delaware, Inc.
           and Donald A. Schellpfeffer, dated September
           30, 1996.                                                   44

10.12      Termination of Participation Agreement by and
           between American Resources of Delaware, Inc.
           and Southern Gas Holding Company, Inc., dated
           September 30, 1996.                                         47

10.13      Termination of Participation Agreement by and
           between American Resources of Delaware, Inc.
           and Douglas L. Hawthorne Retirement Plan-001
           Dtd. 2/22/95, dated September 30, 1996.                     51

                               EXHIBIT 10.9

                  TERMINATION OF PARTICIPATION AGREEMENT


     This Termination of Participation Agreement ("Agreement") entered into this 7th day of October, 1996, by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Doug Hawthorne (hereinafter referred to as "Hawthorne"), 4325 Delco Dell Road, Kettering, OH 45429.

                              R E C I T A L S
                              ---------------

     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Hawthorne to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Hawthorne entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Hawthorne would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Hawthorne Advance") the sum of Eighty Thousand Dollars ($80,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and Hawthorne were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and

     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and
     WHEREAS, Hawthorne has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation; and
     WHEREAS, the parties wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.    TERMINATION OF CENTURY PRIMARY OBLIGATION.  Hawthorne
           -----------------------------------------
hereby consents to the forgiveness of the Century Primary Obligation and acknowledges that the forgiveness resulted in the release of any and all mortgages held by ARI as security for the Century Primary Obligation, including that mortgage granted to Century by ARI on the Century Properties.
     2.    REPAYMENT OF PRINCIPAL.  ARI shall pay Hawthorne the
           ----------------------
sum of Eighty Thousand Dollars ($80,000.00) which represents the original contribution of principal advanced to ARI under the Hawthorne Advance and which shall be payable by (i) the payment of Thirty Thousand Dollars ($30,000.00) in cash by November 15, 1996 and (ii) the remaining balance of the Hawthorne Advance shall be payable as follows: (a) the issuance to Hawthorne of ARI restricted common stock (the "Common Stock") in an amount equal to the Conversion Price set forth in the World Capital Funding, Inc.'s Convertible Debenture Purchase Agreement (the "Private Placement") or (b) in the event ARI successfully nets Five Million Dollars

($5,000,000) in the Private Placement, Hawthorne may elect to be paid in cash. ARI agrees, at its own cost and expense, that it will prepare and file, at the earliest practical time pursuant to reasonable and prudent business practice, a Form S-3 Statement (the "Registration Statement") under the Securities Act of 1933 (the "Securities Act") in compliance with all the requirements of the Securities Act applicable thereto for the purpose of registering the ARI stock described above. ARI shall use its best efforts to cause a Registration Statement to become
effective as soon as practical, to qualify the ARI stock under the Securities or Blue Sky Laws in such jurisdictions as the parties reasonably agree and to keep the Registration Statement and such qualifications current and in effect for a period of two years from the date in which it becomes effective.
     3.    PAYMENT OF INTEREST.  ARI agrees to pay to Hawthorne by
           -------------------
November 15, 1996 all accrued but unpaid interest on the
Hawthorne's Advance.
     4.    RELEASE OF INDEBTEDNESS OF ARI.  Upon the receipt of
           ------------------------------
the above referenced principal and interest payments, Hawthorne agrees to release ARI from any and all obligations as more fully set forth in that Participation Agreement and upon request shall execute a general release of ARI from any and all claims that Hawthorne may have under the Participation Agreement.
     5.    EFFECTIVE DATE.  This Agreement shall be deemed
           --------------
effective as of September 30, 1996.

     IN WITNESS THEREOF:
                            AMERICAN RESOURCES OF DELAWARE, INC.



                            By: /s/ Karen M. Underwood
                               -----------------------------------

                            Its:  Corporate Secretary
                                ----------------------------------



                            By: /s/ Doug Hawthorne
                               -----------------------------------
                               DOUG HAWTHORNE

DS\Hawthorne.agr

                               EXHIBIT 10.10

                  TERMINATION OF PARTICIPATION AGREEMENT


     This Termination of Participation Agreement ("Agreement") entered into this 7th day of October, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and The Kandy Limited Partnership (hereinafter referred to as "Kandy"), P. O. Box 1946, Scottsdale, AZ 85252.

                              R E C I T A L S
                              ---------------

     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Five Million Dollars ($5,000,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Kandy to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Kandy entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Kandy would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Kandy Advance") the sum of Eighty Thousand Dollars ($80,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation was secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and

     WHEREAS, Kandy has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation; and
     WHEREAS, the parties wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.    TERMINATION OF CENTURY PRIMARY OBLIGATION.  Kandy
           -----------------------------------------
hereby consents to the forgiveness of the Century Primary Obligation and acknowledges that the forgiveness resulted in the release of any and all mortgages held by ARI as security for the Century Primary Obligation, including that mortgage granted to Century by ARI on the Century Properties.
     2.    REPAYMENT OF PRINCIPAL.  ARI shall pay Kandy the sum of
           ----------------------
Eighty Thousand Dollars ($80,000.00), which represents the original contribution of principal advanced to ARI by Kandy, by December 1, 1996.
     3.    PAYMENT OF INTEREST.  ARI agrees to pay to Kandy by
           -------------------
December 1, 1996 all accrued but unpaid interest on the Kandy's
Advance.
     4.    RELEASE OF INDEBTEDNESS OF ARI.  Upon the receipt of
           ------------------------------
the above referenced principal and interest payments, Kandy agrees to release ARI from any and all obligations as more fully set forth in that Participation Agreement and upon request shall execute a general release of ARI from any and all claims that Kandy may have under the Participation Agreement.

     IN WITNESS THEREOF:
                            AMERICAN RESOURCES OF DELAWARE, INC.



                            By:  /s/ Karen M. Underwood
                               ------------------------------------

                            Its:  Corporate Secretary
                                -----------------------------------



                            THE KANDY LIMITED PARTNERSHIP



                            By: /s/ Andrew Kacic
                               ------------------------------------
                                 ANDREW KACIC

                            Its:    General Partner
                                -----------------------------------


DS\Kandy.agr

                               EXHIBIT 10.11

                  TERMINATION OF PARTICIPATION AGREEMENT


     This Termination of Participation Agreement ("Agreement") entered into this 7th day of October, 1996, by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Don Schellpeffer (hereinafter referred to as "Schellpeffer"), 910 E. 20th Street, Sioux Falls, SD 57105.

                              R E C I T A L S
                              ---------------

     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Schellpeffer to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Schellpeffer entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Schellpeffer would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Schellpeffer Advance") the sum of Eighty Thousand Dollars ($80,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and the Schellpeffer Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and

     WHEREAS, Schellpeffer has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain
compensation; and
     WHEREAS, the parties wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.    TERMINATION OF CENTURY PRIMARY OBLIGATION.
           -----------------------------------------
Schellpeffer hereby consents to the forgiveness of the Century Primary Obligation and acknowledges that the forgiveness resulted in the release of any and all mortgages held by ARI as security for the Century Primary Obligation, including that mortgage granted to Century by ARI on the Century Properties.
     2.    REPAYMENT OF PRINCIPAL.  ARI shall pay Schellpeffer the
           ----------------------
sum of Eighty Thousand Dollars ($80,000.00) which represents the original contribution of principal amount of the Schellpeffer Advance and which shall be payable by (a) the issuance to Schellpeffer of ARI restricted Common Stock (the "Common Stock") in an amount equal to the Conversion Price set forth in the World Capital Funding Inc.'s Convertible Debenture Purchase Agreement (the "Private Placement") or (b) in the event ARI successfully nets Five Million Dollars ($5,000,000.00) from the Private Placement, Schellpeffer may elect to be paid in cash. ARI agrees, at its own cost and expense, that it will prepare and file, at the earliest practical time pursuant to reasonable and prudent business practice, a Form S-3 Statement (the
"Registration Statement") under the Securities Act of 1933 (the "Securities Act") in compliance with all the requirements of the Securities Act applicable thereto for the purpose of registering the ARI stock described above. ARI shall use its best efforts to cause a Registration Statement to become effective as soon as practical, to qualify the ARI stock under the Securities or Blue Sky Laws in such jurisdictions as the parties reasonably agree and to keep the Registration Statement and such qualifications current and in effect for a period of two years from the date in which it becomes effective.
     3.    PAYMENT OF INTEREST.  ARI agrees to pay to Schellpeffer
           -------------------
by November 15, 1996 all accrued and unpaid interest on
Schellpeffer's Advance.
     4.    RELEASE OF INDEBTEDNESS OF ARI.  Upon the receipt of
           ------------------------------
the above referenced principal and interest payments,
Schellpeffer agrees to release ARI from any and all obligations as more fully set forth in that Participation Agreement and upon request shall execute a general release of ARI from any and all claims that Schellpeffer may have under the Participation Agreement.
     5.    EFFECTIVE DATE.  This Agreement shall be deemed
           --------------
effective as of September 30, 1996.

     IN WITNESS THEREOF:
                            AMERICAN RESOURCES OF DELAWARE, INC.



                            By: /s/ Karen M. Underwood
                               -----------------------------------

                            Its:  Corporate Secretary
                                ----------------------------------



                            By: /s/ Don Schellpfeffer
                               -----------------------------------
                               DON SCHELLPFEFFER

DS\Schellpeffer.agr

                               EXHIBIT 10.12

                  TERMINATION OF PARTICIPATION AGREEMENT


     This Termination of Participation Agreement ("Agreement") entered into this 7th day of October, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Southern Gas Holdings, Inc., a Kentucky corporation with an address of (hereinafter referred to as "Southern"), of Versailles, Kentucky.

                              R E C I T A L S
                              ---------------

     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Southern, via its principal shareholders, Rick Avare ("Avare") and Leonard Nave ("Nave"), to participate in the Century Primary Obligation; and
     WHEREAS, ARI, Avare and Nave entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Avare and Nave would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Southern Advance") the sum of One Hundred and Sixty Thousand Dollars ($160,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the funds which were to be advanced by Avare and Nave under the Participation Agreement, were actually advanced by Southern and inadvertently reported by ARI as being from Avare and Nave, individually: and

     WHEREAS, Southern has aknowledged that it advanced the funds pursuant to the Participation Agreement and the parties agree that Southern shall be sustituted as the funding party under the Participation Agreement: and
     WHEREAS, the Century Primary Obligation and the Southern Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and
     WHEREAS, Southern has agreed to the forgiveness by ARI of
the Century Primary Obligation in exchange for certain
compensation; and
     WHEREAS, the parties wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.    TERMINATION OF CENTURY PRIMARY OBLIGATION.  Southern
           -----------------------------------------
hereby consents to the forgiveness of the Century Primary Obligation and acknowledges that the forgiveness resulted in the release of any and all mortgages held by ARI as security for the Century Primary Obligation, including that mortgage granted to Century by ARI on the Century Properties.
     2.    REPAYMENT OF PRINCIPAL.  ARI shall pay Southern the sum
           ----------------------
of One Hundred and Sixty Thousand Dollars ($160,000.00) which represents the principal amount of the Southern Advance no later than December 1, 1996.

     3.    PAYMENT OF INTEREST.  ARI agrees to pay to Southern by
           -------------------
December 1, 1996 all accrued but unpaid interest on Southern's
Advance.
     4.    RELEASE OF INDEBTEDNESS OF ARI.  Upon the receipt of
           ------------------------------
the above referenced principal and interest payments, Southern agrees to release ARI from any and all obligations as more fully set forth in that Participation Agreement and upon request shall execute a general release of ARI from any and all claims that Southern may have under the Participation Agreement.
     5.    AVARE AND NAVE ACKNOWLEDGMENT.  Avare and Nave enter
           -----------------------------
into this Agreement for the purpose of acknowledging that Southern advanced the monies to ARI under the Participation Agreement and is entitled to be substituted as the funding party. Avare and Nave further release ARI from any and all claims, title or rights they may have in the Participation Agreement, including payment thereunder.
     6.    EFFECTIVE DATE.  This Agreement shall be deemed
           --------------
effective as of September 30, 1996.

     IN WITNESS THEREOF:
                            AMERICAN RESOURCES OF DELAWARE, INC.



                            By: /s/ Karen M. Underwood
                               ----------------------------------

                            Its:  Corporate Secretary
                                ---------------------------------

                            SOUTHERN GAS HOLDING, INC.



                            By: /s/ Rick G. Avare
                               ----------------------------------

                            Its:   President
                                ---------------------------------


                            Rick G. Avare

                            /s/ Rick G. Avare
                            -------------------------------------

                            Leonard Nave

                            /s/ Leonard Nave
                            -------------------------------------

DS\Southern.agr

                               EXHIBIT 10.13

                  TERMINATION OF PARTICIPATION AGREEMENT


     This Termination of Participation Agreement ("Agreement") entered into this 7th day of October, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Douglas L. Hawthorne Retirement Plan 001 (hereinafter referred to as "Hawthorne"), 4325 Delco Dell Road, Kettering, OH 45429.

                              R E C I T A L S
                              ---------------

     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Hawthorne to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Hawthorne entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Hawthorne would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Hawthorne Advance") the sum of Two Hundred and Fifty Thousand Dollars ($250,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and the Hawthorne Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and

     WHEREAS, Hawthorne has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation; and
     WHEREAS, the parties wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.    TERMINATION OF CENTURY PRIMARY OBLIGATION.  Hawthorne
           -----------------------------------------
hereby consents to the forgiveness of the Century Primary Obligation and acknowledges that the forgiveness resulted in the release of any and all mortgages held by ARI as security for the Century Primary Obligation, including that mortgage granted to Century by ARI on the Century Properties.
     2.    REPAYMENT OF PRINCIPAL.  ARI shall pay Hawthorne the
           ----------------------
sum of Two Hundred and Fifty Thousand Dollars ($250,000.00) which represents the principal amount of the Hawthorne Advance and which shall be payable by (i) the payment of One Hundred and Twenty Five Thousand Dollars ($125,000.00) in cash by December 1, 1996 and (ii) the remaining portion of the Hawthorne Advance shall be payable, at follows: (a) the issuance to Hawthorne of ARI restricted common stock (the "Common Stock") at the in an amount equal to the Conversion Price set forth in the World Capital Funding, Inc.'s Convertible Debenture Purchase Agreement (the "Private Placement") or (b) in the event ARI successfully nets Five Million Dollars ($5,000,000) from the Private
Placement, Hawthorne may elect to be paid in cash. In the event ARI issues Common Stock to Hawthorne, ARI agrees, at its own cost and expense, that it will prepare and file, at the earliest practical time pursuant to reasonable and prudent business practice, a Form S-3 Statement (the "Registration Statement") under the Securities Act of 1933 (the "Securities Act") in compliance with all the requirements of the Securities Act applicable thereto for the purpose of registering the ARI stock described above. ARI shall use its best efforts to cause a Registration Statement to become effective as soon as practical, to qualify the ARI stock under the Securities or Blue Sky Laws in such jurisdictions as the parties reasonably agree and to keep the Registration Statement and such qualifications current and in effect for a period of two years from the date in which it becomes effective.
     3.    PAYMENT OF INTEREST.  ARI agrees to pay to Hawthorne by
           -------------------
December 1, 1996 all accrued but unpaid interest on Hawthorne's
Advance.
     4.    RELEASE OF INDEBTEDNESS OF ARI.  Upon the receipt of
           ------------------------------
the above referenced principal and interest payments, Hawthorne agrees to release ARI from any and all obligations as more fully set forth in that Participation Agreement and upon request shall execute a general release of ARI from any and all claims that Hawthorne may have under the Participation Agreement.
     5.    EFFECTIVE DATE.  This Agreement shall be deemed
           --------------
effective as of September 30, 1996.

     IN WITNESS THEREOF:
                            AMERICAN RESOURCES OF DELAWARE, INC.



                            By: /s/ Karen M. Underwood
                               ----------------------------------

                            Its:   Corporate Secretary
                                ---------------------------------



                            By:  /s/ Douglas L. Hawthorne
                               ----------------------------------
                               DOUGLAS L. HAWTHORNE, TRUSTEE FOR
                                  DOUGLAS L. HAWTHORNE RETIREMENT
                                  PLAN 001

DS\Hawthorne.agr