Form 10KSB
period 1996-12-31
AMERICAN RESOURCES OF DELAWARE INC
filed 1997-03-31
CIK 899717

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM     TO    .
                                         ---    ---

                        Commission File No.0-21472

                   AMERICAN RESOURCES OF DELAWARE, INC.
              (Name of small business issuer in its charter)

           DELAWARE                               86-0713506
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

    160 MORGAN STREET, P. O. BOX 87
         VERSAILLES, KENTUCKY                         40383
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code:  606-873-5455

Securities registered pursuant to Section 12(b) of the Exchange
Act:     NONE

Securities registered pursuant to Section 12(g) of the Exchange
Act:

                PREFERRED STOCK, PAR VALUE $12.00 PER SHARE
                             (Title of Class)

                 COMMON STOCK, PAR VALUE $.00001 PER SHARE
                             (Title of Class)

                     WARRANTS TO PURCHASE COMMON STOCK
                             (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   xx            NO
                  -------            ---

X         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.

[ ]       State issuer's revenues for its most recent fiscal year.
$33,039,173

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,700,000 as of March 17, 1997, based on the average bid and asked prices of such stock as of such date.

                ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

                   YES   xx            NO
                       ------             ----

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

          As of March 17, 1997, there were 7,562,283 shares of the Registrant's Common Stock, par value $.00001 per share, outstanding, and 268,851 shares of Registrant's Series 1993
Preferred Stock, par value $12.00 per share.

                    DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference in this report in the Part(s) indicated: None.

          Transitional Small Business Disclosure Format (check one):
Yes     ;  No   xx   .
    ----      -------

=================================================================

                             TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                  PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.      Description of Property . . . . . . . . . . . . . . . . .18

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .27

Item 4.      Submission of Matters to a Vote of Security Holders . . .27


                                  PART II

Item 5.      Market for Common Equity and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . .27

Item 6.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .31

Item 7.      Financial Statements  . . . . . . . . . . . . . . . . . .51

Item 8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . .51


                                 PART III

Item 9.      Directors and Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act . . . . . . . . . . . . . . . . . .52

Item 10.     Executive Compensation. . . . . . . . . . . . . . . . . .57

Item 11.     Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . .62

Item 12.     Certain Relationships and Related Transactions. . . . . .64


                                  PART IV

Item 13.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . .71

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 116

                                  PART I

ITEM 1.   BUSINESS:

BUSINESS DEVELOPMENT:

          FORM AND YEAR OF ORGANIZATION:

          American Resources of Delaware, Inc. ("ARI"), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil and Exploration of Delaware, Inc., a Delaware corporation ("Standard Oil"), in a reorganization proceeding pursuant to Chapter 11 of the United States Bankruptcy Code (the "Code"). See "Standard
Oil Bankruptcy Proceedings". Southern Gas Co. Of Delaware, Inc. ("Southern Gas") is ARI's wholly owned subsidiary. When used herein, the words "the Company" refer to both ARI and Southern
Gas unless otherwise indicated.

          STANDARD OIL BANKRUPTCY PROCEEDINGS:

          In light of significant operating losses and management difficulties, Standard Oil filed a petition under Chapter 11 of the Code with the United States Bankruptcy Court for the Western District of Michigan (the "Bankruptcy Court") on April 12, 1991 (Case No. 91-92102). On September 13, 1991, Standard Oil and certain of its creditors filed a Joint Plan of Reorganization with the Bankruptcy Court, as amended on October 11, 1991 and January 10, 1992 (collectively, the "Plan"). The Plan was confirmed by the Bankruptcy Court on March 23, 1993 and consummated effective April 22, 1993.

          Upon consummation of the Plan, Standard Oil and the Company entered into and closed an Asset Transfer Agreement. Under this Agreement, the Company acquired all of Standard Oil's net assets of approximately $3,556,000, including lease agreements, operating agreements, letters of credit, various interests in oil and gas wells and pipelines, and the revenues generated from the sale of gas produced from its operating wells or transported through Standard Oil's pipelines. In consideration for such assets, the Company assumed liabilities of approximately $48,000 and discharged certain of Standard Oil's pre-petition obligations totaling approximately $7,192,000 through the issuance of a combination of 907,674 shares of the Company's Series 1993 8% Convertible Preferred Stock, par value $12.00 per share ("Series
1993 Preferred Stock"), 1,611,031 shares (pre-split) of the
Company's Common Stock, par value $.03 per share ("Common
Stock"), and 1,224,729 shares of the Company's Common Stock
Warrants to the allowed claim holders and interest holders under the Plan. Effective June 8, 1994 the Company declared a 1-for-4 reverse split of its then outstanding, $.03 common stock. Also on September 9, 1994, the Company amended its Certificate of Incorporation to increase the authorized aggregate number of shares of capital stock and reduced the par value of the common stock to $.0001. The value of the shares of common stock and Series 1993 Preferred Stock issued to discharge certain of Standard Oil's pre-petition obligations was determined based upon negotiated settlement amounts with the creditors of the pre-petition claims. These valuations were approved by the Bankruptcy Court.

          ACQUISITION ACTIVITIES:

          Since its inception in August, 1992, the Company has completed a number of transactions involving the acquisition of oil and gas properties and interests in such properties. Set forth below is a brief description of the various properties acquired by the Company during the most recent three years ending December 31, 1996.

          1994:
          -----

[ ] The Company acquired approximately $16,800,000 million of oil and gas properties, pipeline and equipment, and accounts receivable of Southern Gas Company, Inc. ("SGC"), an independent Kentucky-based natural gas production, pipeline and gas marketing company.

[ ] The Company acquired from Southern Gas Holding Co. ("SGH"), the parent company of SGC, its interests in certain gas wells owned by SGH having an estimated fair market value of $1.2 million and 441,176 shares of common stock in National American Life Insurance Company of Pennsylvania, Inc. ("NALICO") owned by SGH. Of the 441,176 shares acquired from SGH, 220,588 shares are held by Leonard K. Nave, President of SGH, on behalf of the Company. Based upon an independent appraisal of the investment, a final purchase price of $869,000 was allocated to this investment. During 1995, NALICO's financial position continued to deteriorate, and it was placed under rehabilitation by state regulators. Management obtained another independent appraisal of the Company's investment value of NALICO. As a result of the appraisal, the Company reduced the investment's value to zero from its carrying value of $869,000 and recognized the reduction as a charge against income in 1995. See Note 9 to the Notes to Financial Statements included in Item 7 to this Report on Form 10-KSB.

[ ] The Company acquired the Jellico Pipeline consisting of approximately sixteen (16) miles of pipeline in Whitley County, Kentucky.

[ ] The Company acquired the Gausdale V Pipeline in Whitley County, Kentucky, along with certain other related assets. This pipeline connects and delivers gas from approximately 41 wells and delivers the same into the Company's Gausdale/Meadowcreek pipeline. This pipeline also connects with the gas transmission line of Wiser Oil & Gas Company ("Wiser") which allows the Company direct access into Columbia Gas Transmission ("TCo") via its KA-1 pipeline.

[ ] The Company acquired from Gems Resources, Inc. ("Gems") 24% net revenue interest in 33 producing gas wells plus 10 additional wells (which will require additional completion work and hook-up), all of which are located in the

          Southeastern Kentucky Region (collectively, the "Gausdale Field Wells"). The Company had previously purchased a 36% interest in these wells from Gems in 1993. This acquisition was arranged and paid for by Permian Petroleum Corporation ("Permian") as the remaining part of the consideration owed to the Company from a prior transaction with Permian.

[ ] The Company acquired a gas pipeline and certain related assets from Petroleum Exploration and Transmission, Inc. (the "PXT Pipeline") consisting of approximately fifty miles of gathering and transmission pipeline, related equipment, leases, net revenue interest ownership, additional retail sales via approximately thirty house customers and one local distribution company. The PXT pipeline provided the Company with additional direct interconnections with Delta Natural Gas and the TCo KA-1 pipeline and new interconnections with the Somerset Gas and Tranex pipelines. The addition of the access to the Somerset Gas and Tranex pipelines enabled the Company to market to previously unaccessible areas. In August, 1996, the Company entered into a Purchase and Sale Agreement with a corporation to sell certain of the Company's gas properties and related pipeline and equipment for approximately $590,000. The gas properties sold consisted primarily of certain leases and pipelines located in Clay County, Kentucky, including the PXT Pipeline. See Note 4 to the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.


          1995:
          -----

[ ] On September 28, 1995, the Company bought-out a platform use agreement (the "Agreement") from Century Oil Company ("Century Oil") for $1,800,000. The Agreement, dated May 26, 1995, was by and between Century Oil and Southern Gas and set out the terms by which Southern Gas would pay for the use of the platform located in the Gulf Coast region on a Federal lease block known as Ship Shoal Block 150, offshore Louisiana ("Ship Shoal 150"). The purchase of the Agreement reduced the monthly lease operating expenses assessed against the Company as a result of its ownership of wells located on the lease block. See Note 8 to the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.

[ ] On December 27, 1995, the Company entered into a purchase agreement with AKS Energy Corporation ("AKS") to acquire assets consisting of more than of 100 miles of gathering and transmission pipeline and related equipment, approximately 50,000 acres of developed and undeveloped leases and net revenue interest ownership in approximately 155 producing wells containing estimated natural gas reserves of approximately 7.7 billion cubic feet ("bcf") net to the Company. The assets are located in the Appalachian region in Whitley, McCreary and Clay Counties, Kentucky, and in the State of Tennessee. The AKS pipelines provide the Company with additional direct interconnects with Delta Natural Gas, TCo's KA-1 pipeline and Somerset Gas and a new interconnection with Citizens Gas Utility. This transaction closed on February 26, 1996. See Notes 2 and 10 to the Financial Statements included in Item 7 of this Report on Form 10-KSB.

          1996
          ----

[ ] In February 1996, the Company completed its purchase of the AKS assets, thereby extending its operations in Kentucky by acquiring from AKS more than 100 miles of gathering and transmission pipeline and related equipment, 50,000 acres of developed and undeveloped leases and net revenue interest ownership in approximately 155 producing wells containing natural gas reserves of approximately 7.7 bcf net to the Company. As consideration for such assets, the Company paid AKS cash in the amount of $2,909,000, assumed $125,000 of AKS's severance obligations, issued 225,000 shares of Common Stock to AKS and issued warrants to AKS with an expiration date of December 31, 1998, to purchase an additional 225,000 shares of Common Stock for $5.00 per share. The Company has registered the 225,000 shares of Common Stock for sale under the Securities Act of 1933. The Company agreed to register the shares of Common Stock underlying the warrants issued to AKS within 180 days after AKS has purchased an aggregate of 100,000 shares of Common Stock under the Warrants. AKS has the right to put 50,000 shares of Common Stock to the Company for $5.00 per share anytime between June 30, 1997 and June 30, 1999. In addition, the Company entered into an agreement to participate with AKS, on a 50-50 basis, in the joint development of leases owned by AKS on 40,000 acres of undeveloped Southeastern Kentucky gas fields. AKS had the right to pay its share of the development and drilling costs by putting shares of Common Stock to the Company at a price of $5.00 per share, and AKS has put 10,480 shares to the Company for that purpose as of December 31, 1996. The joint venture with AKS was terminated on November 27, 1996, when the Company decided to focus its development efforts and capital in the Gulf Coast region. In May 1996, under a volumetric production payment, the Company presold approximately 2.2 bcf of gas to be produced in the future from the wells purchased from AKS for a current payment of $4.3 million. See Notes 2 and 10 to the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.

[ ] On July 3, 1996, the Company expanded its operations in the Gulf of Mexico region by acquiring from Century Offshore Management Corporation ("Century") working interests in proved developed and undeveloped oil and gas properties (with proved reserves of approximately 12.0 bcf of gas and 465,000 barrels of oil), equipment and pipelines on property known as the South Timbalier Area, Block 148, on the Outer Continental Shelf off the Louisiana coastline (the "Century Transaction"). As consideration for the purchase, the Company paid $8,000,000 in cash, cancelled a $6,500,000 promissory note from Century to the Company and assumed existing liens against the assets purchased in the amount of $1,051,000. Nine of the wells in which the Company purchased a working interest are producing; and as of March 1, 1997, the Company has drilled and completed two additional wells on the property. The Company also agreed to use its best efforts to obtain approval under its Line of Credit to loan $3,000,000 to Century in three equal installments on September 1, October 1 and November 1, 1996, on an unsecured basis. The Company has not obtained approval under its Line of Credit to make the loans to

          Century. The Company and Century have verbally agreed to terminate the loan agreement.

[ ] On August 31, 1996, the Company purchased from Century a 6.2% working interest in Bayou Bouillon Salt Dome, a 5.6% working interest in Plumb Bob Salt Dome and a 9.5% working interest in White Castle Salt Dome, all of which are unproved properties located onshore Louisiana, for $4,509,000. The purchase price was paid by applying advances the Company had previously made to Century for the acquisition of working interests in various undeveloped properties.

[ ] In August 1996, the Company sold oil and gas leases and pipelines located in Clay County, Kentucky, to an unaffiliated third party for approximately $590,000.

          As of December 31, 1996, acquisitions, dispositions and development of wells in the Appalachian region of Kentucky, Michigan and the Gulf Coast region have resulted in the Company's ownership of interests in approximately 480 wells, approximately 368 of which are on line and producing.

BUSINESS OF THE COMPANY:

          OVERVIEW:

          The Company is a fully-integrated oil and gas company engaged in the exploration, development and acquisition of oil and natural gas properties located in Kentucky, Michigan and the Gulf Coast regions and the marketing and transportation of natural gas. A substantial portion of the Company's operations are conducted through its subsidiary, Southern Gas, an independent oil and gas production, pipeline and gas marketing company. The Company owns and operates properties in the Appalachian region of Kentucky, maintains non-operating interests in the Gulf Coast region and Michigan, and has oil and gas reserves, gathering systems, compressors, dedicated pipeline capacity with transportation companies and contracts to sell its product to end-users.

          The expansion of the Company's operations into the Gulf Coast region commenced in October, 1994, when the Company entered into an agreement, as amended, with Settle Oil and Gas Company ("Settle") relating to certain of Settle's operations in the Gulf Coast region. Since the execution of that agreement, the Company has: (i) acquired from Settle a 50% working interest (23.75% in 1995 and 26.25% in 1994) in Ship Shoal 150; (ii)
agreed to loan Settle $6,500,000 (originally $5,000,000); (iii) acquired a 44% interest in Crescent Turnkey Engineering, L.L.C. ("Crescent"), a Delaware limited liability company in which Century and certain of Century's officers and directors are also members with a combined ownership interest of 45%, Crescent having been formed for the purpose of providing engineering and contract drilling services to the Company and third parties and for operations in which the Company is involved; (iv) entered into Domestic Turnkey Drilling Contracts with Crescent for the drilling of two wells on Ship Shoal 150; and (v) acquired from

Century working interests in proved developed and undeveloped oil and gas properties, equipment and pipelines on property known as South Timbalier Block 148 for consideration of approximately $15.6 million; and (vi) acquired from Century working interests ranging from 5.6% to 9.5% in three separate onshore salt dome unproved properties for approximately $4.5 million. See Note 2 to the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.

          The Company's strategy is to continue to expand its reserve base and increase its cash flow through exploration, acquisition and development of oil and natural gas properties. The Company emphasizes the following elements in implementing this strategy:

          [ ]      Reserve growth through high potential exploratory and
                   developmental drilling in the Gulf Coast region
          [ ]      Balance between exploration and acquisition of proved
                   properties
          [ ]      Control of operations and costs
          [ ]      Use of 3-D seismic and other advanced technology made
                   available by third parties
          [ ]      Equity ownership and other incentives to retain and
                   attract employees

          The Company seeks a balance between its exploration program and the acquisition of proved properties. Through December 31, 1996, the Company had proven reserves of 42.9 bcf of natural gas and natural gas equivalents which increased primarily as a result of acquisitions in the Gulf Coast region. The effect of these exploration and acquisition activities represents an 88% increase in the Company's reserves since December, 1994.

          The Company believes that the expansion of its focus to the Gulf Coast region is the foundation of its continued growth. The Gulf Coast region is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production, and the Company believes that it has significant remaining undiscovered reserve potential due to the use of 3-D seismic technology and the discovery of additional reserves in developed fields, which reserves were not readily apparent utilizing previously employed
2-D seismic technology.

          The Company believes there are many other advantages to operating in the Gulf Coast region. There is a significant amount of seismic and other geologic data available at a reasonable cost. The shallow waters of the Gulf of Mexico also have a substantial existing infrastructure, including gathering systems, platforms, pipelines and drilling and service companies which facilitate cost effective operations and the timely development of discoveries.

          OPERATIONS:

          The Company's exploration and acquisition activities complement each other. Properties acquired by the Company often hold exploration potential and can increase the Company's presence in an area, creating the infrastructure that can make otherwise uneconomic exploratory prospects attractive. Information gathered while evaluating production on acquisition candidates and adjacent acreage is used, as appropriate, in the Company's exploration efforts. Conversely, a successful exploration prospect may reveal similar untested reserve potential on a proved property believed to be marginal by its owner, making its purchase attractive.

          EXPLORATION ACTIVITIES:

          The Company's natural gas and crude oil exploration and production operations are conducted by its wholly owned subsidiary, Southern Gas. Southern Gas is an independent oil and gas production, pipeline and gas marketing and transportation company. Southern Gas is engaged in the exploration for, and development of, natural gas and crude oil reserves primarily in the Appalachian region of Kentucky and the Gulf Coast region.

          At December 31, 1996, the Company had estimated net proven natural gas reserves of 23.3 bcf in Kentucky and 1.4 bcf in Michigan. In the Appalachian region, the Company drilled eight
(8) and five (5) successful developmental wells during 1996 and 1995, respectively, all of which were for its own account; and the Company drilled ten (10) exploratory wells during the fiscal year ended December 31, 1994, all of which were drilled for various third parties. All of these wells are operated by the Company.

          Additionally, during fiscal year 1995, the Company drilled two (2) oil and gas wells in the Gulf Coast region. These wells were drilled jointly with Century/Settle as follows:

[ ] In March, 1995, the Company participated with Settle in the successful drilling and completion of a well (the "B-3 Well") located on Ship Shoal 150. The B-3 Well was drilled to a total measured depth of 7,925 feet and logged oil and gas pay in five (5) sands. The B-3 Well was placed on line May 1, 1995, with initial production of approximately 800 barrels of oil and 270 thousand cubic feet ("mcf") of gas per day. As of December 29, 1996, the B-3 Well was flowing at the rate of approximately 960 barrels of oil and 450 mcf of gas per day. The Company owns a 50% working interest (33.4% net revenue interest) in the B-3 Well.

[ ] During the month of September, 1995, the Company participated with Century, the surviving entity as a result of a merger between Century and Settle consummated on July 21, 1995, in the successful drilling and completion of a second well located on Ship Shoal 150. This well, designated as the B-4 Sidetrack Well #2 (the "B-4 Well"), encountered oil pay similar to that found in the B-3 Well and was placed into production on October 31, 1995. As of December 29, 1996, the B-4 Well was producing at the rate of 590 barrels of oil and 250 mcf of gas per day. The Company owns a 50% working interest (30.5% net revenue interest) in the B-4 Well.

          During 1996 and 1995, the Company recognized approximately $2.8 million and $1.5 million, respectively, of production revenues from the B-3 and B-4 Wells, net of lease operating expenses. During the months of January and February, 1996, the production from the B-3 and B-4 Wells was temporarily curtailed due to operational problems experienced by a third party platform. The third party resolved these problems by the end of February, 1996, and production returned to its previous levels.
In February, 1997 the production from the B-3 and B-4 wells was also temporarily curtailed due to a paraffin build-up in the wells. The wells were cleaned out at the end of February, and production has resumed at previous levels.

          The B-4 Well verified the 3-D seismic interpretation of the reservoir which was discovered by the B-3 Well. The 1996 year-end independent reserve report indicates that the Company's net revenue interest in the remaining total proved reserves of Ship
Shoal Block 150 is 561,513 barrels of oil and 0.5 bcf of natural gas, or a total of 3.9 bcf equivalent of natural gas, which has a net present value, based upon a 10% discount factor, of $10.8 million.

          Based on 3-D seismic interpretations, the Company has identified two additional well locations on Ship Shoal 150 which the Company has farmed-out to Pennzoil Exploration and Development Corporation ("Pennzoil") in exchange for an 8.3% net overriding royalty interest. After Pennzoil recovers its cost of developing the wells, the Company has the option to increase its net overriding royalty interest to 10% or take a one-third working interest in the wells. There is a significant amount of seismic and other geologic data available at a reasonable cost. Also, the shallow waters of the Gulf of Mexico have a substantial existing infrastructure, including gathering systems, platforms, pipelines and drilling and service companies, which facilitate cost effective operations and the timely development of discoveries.

          The Company continues to pursue other selected exploration and development opportunities in Appalachia and is actively pursuing opportunities in the Gulf Coast region.

          ACQUISITION ACTIVITIES:

          The Company actively pursues the acquisition of proven oil and gas properties in its area of operations. From its inception through December 31, 1996, the Company acquired interests in approximately 450 wells (net of dispositions) in Kentucky, the Gulf Coast and Michigan as well as several hundred leases in such areas. The Company has also increased its leasing activities in the Gulf Coast region and at December 31, 1996, has invested approximately $5.6 million in unproved leases in the area.

          On February 26, 1996, the Company acquired assets for total consideration of $4.2 million, consisting of cash, common stock and common stock purchase warrants, from AKS Energy Corporation ("AKS"). The assets consisted of more than 100 miles of gathering and transmission pipeline and related equipment, approximately 50,000 acres of developed and undeveloped leases, and net revenue interest ownership in approximately 155 producing wells containing estimated natural gas reserves of approximately

7.7 bcf net to the Company. The assets are located in the Appalachian region in Whitley, McCreary and Clay Counties, Kentucky, and in the State of Tennessee. The AKS pipelines provide the Company with additional direct interconnects with Delta Natural Gas, TCo's KA-1 pipeline and Somerset Gas as well as a new interconnection with Citizens Gas Utility. The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company would have the right to earn 50% of AKS's remaining 40,000 undeveloped acres. However, the joint development agreement was terminated in November, 1996, when the Company decided to focus its development efforts and capital into the Gulf Coast region.

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

          On July 3, 1996, the Company entered into Agreements with Century wherein it: (i) acquired a portion of the working interest of Century in ten oil and gas wells together with the exploration rights on property known as South Timbalier 148, located in the Louisiana offshore region of the Gulf of Mexico;
(ii) purchased one-third of Century's contract rights to participate in the exploration and development in three separate onshore salt dome properties also located in the Gulf Coast region of Louisiana with combined acreage in excess of 100 square miles; and (iii) received a merger option from Century whereby the Company, at its sole option, has the right to require a merger between the Company and Century, such option being exercisable until June 30, 1997. On August 31, 1996, the Company and Century entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the purchase of one-third of Century's contract rights in the three separate onshore salt dome properties. The Capitalization Agreement provided for the Company to acquire between 5.6% and 9.5% contract rights from Century in the three separate onshore Salt Domes for lesser consideration. The consideration for the South Timbalier 148 and Salt Dome properties, as adjusted, was approximately $20.0 million, payable in cash and/or stock and relinquishment of the $6.5 million note due the Company from Century. These acquisitions have added approximately 14.2 bcf equivalent of proven reserves to the Company's reserve base.

          Since the Company's acquisition of an interest in the South Timbalier 148 Block in July, 1996, it has expended approximately
$6.0 million towards the development of the property.  In
conjunction with the joint interest owner and operator of the property, Newfield Exploration, a second and third production platform were installed in the Company's area of interest and are now in operation.  The platforms were installed to accommodate the production developed as a result of the completion of the wells acquired.  Nine of the wells purchased are currently
producing.  Additionally, the Companies have successfully drilled and completed a new well on South Timbalier 148, and production
has commenced.   As a result of the successful development, an
additional location was identified and was drilled and successfully completed in February 1997.

          Since the Company's acquisition of the properties, it has recognized approximately $2.45 million of production revenues from the South Timbalier Block 148 wells, net of lease operating expenses. As of December 31, 1996, the South Timbalier Block 148 property was flowing at a rate of approximately 3,850 barrels of oil and 39,900 mcf of gas per day, with net production to the Company of approximately 900 barrels of oil and 7,100 mcf of gas per day. The Company owns working interests in the South
Timbalier Block 148 ranging from 5% to 45%, with related net revenue interests ranging from 3% to 30%.

          The Company seeks oil and gas properties with undeveloped or unexploited reserve potential in order to enhance returns.
Excepting the Gulf Coast region, the Company looks for properties which it can operate and in which it can increase its interest.
The Company actively targets undervalued assets of financially distressed companies. Acquisition properties that meet this criteria and provide a base for further evaluation and exploitation adjacent to production already established by the Company are of particular interest to the Company. The Company pursues work-overs, recompletions and development drilling on many of its properties to increase production and cash flow, develop proved undeveloped reserves and evaluate probable reserves. While the above activities may provide substantial rewards, they are not without risk.

          TRANSPORTATION:

          The Company operates intrastate pipelines in Kentucky. Through its approximately 300 mile pipeline system running through Southeastern Kentucky, the Company transmits gas to points in its primary market area consisting of customers accessible via the TCo pipeline system. Gas is transported for consumption and resale by non-affiliated gas utilities and municipalities and to other pipeline companies and end-users. A number of the Company's customers are Fortune 500 companies.

          In the Company's market area, natural gas is an energy source available for traditional residential, commercial and industrial uses. The Company competes with other intrastate and interstate pipelines in the transportation and sale of gas. Federal Energy Regulatory Commission ("FERC") orders have challenged the industry as a whole to become more competitive through pricing and efficiency. The primary effect of these orders on the Company has been in the area of transportation.

          While the competition in transportation remains high, the marketing of third party gas becomes more attractive. The profits associated therewith can be increased by the acquisition of inexpensive unused transportation in conjunction with typical market sensitive gas purchases and sales. By diversifying its internal and third party sales, the Company has been able to offset any adverse effects of the FERC orders.

          On October 1, 1994, the Company acquired the PXT Pipeline, located in Laurel and Clay Counties, Kentucky. The PXT Pipeline consists of approximately fifty miles of gathering and transmission pipeline, related equipment, and interconnects with four intrastate and interstate pipelines. It also consists of production ownership, leases, thirty existing residential home customer retail markets and one wholesale market. The PXT
Pipeline provided the Company with additional direct access to Delta Natural Gas Co.'s pipeline, TCo's KA-1 pipeline, and new interconnects with Somerset Gas and Tranex. These new interconnects provided the Company with access to new markets for retail and wholesale gas sale.

          Initially, the Company had intended to connect its Gausdale and Wofford fields to the PXT Pipeline in order to eliminate winter delivery problems with TCo. In addition, the Company estimated that there would be a significant savings in transportation expenses. However, a significant capital expenditure was also required to connect the system. Management determined that there were other alternatives which might prove to be more cost beneficial and, therefore, effectuated an alternative transportation route to TCo through Wiser. By connecting the Wofford and Gausdale fields and installing two interconnects from the Gausdale field to Wiser's facilities, the Company was able to alleviate the majority of the winter delivery problems it had previously experienced for a substantially reduced capital expenditure while also saving 22% in transportation costs for the gas being delivered via the Wiser facilities.

          In August, 1996, the Company entered into a Purchase and Sale Agreement with a corporation to sell certain of the Company's gas properties and related pipeline and equipment for approximately $590,000. The gas properties sold consisted primarily of certain leases and pipelines located in Clay County, Kentucky, including the PXT Pipeline.

          TECHNOLOGY:

          The Company uses advanced technology in its exploration and development activities in order to reduce its risks and lower its costs. These services are provided primarily by independent geologists hired by the Company on a contract basis.

          With respect to the Company's activities in the Gulf Coast region, the Company intends to utilize 3-D seismic surveys to evaluate its exploratory prospects prior to drilling thereon.
The availability of 3-D coverage for the shallow waters of the Gulf of Mexico at reasonable cost makes its use in exploration attractive from a risk management perspective. The use of 3-D seismic technology will provide the Company with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects than 2-D seismic technology and traditional evaluation methods. The Company believes that its use of 3-D seismic technology provides it with an advantage over those companies that do not regularly utilize similar technology by increasing the Company's likelihood of success.

          MARKETING:

          The Company markets substantially all of the gas production from Company-operated properties as well as gas production purchased from other sources. The Company has market-sensitive long-term contracts (accounting for approximately 31%, 36% and 50% of gas sales during 1996, 1995 and 1994, respectively) under which the buyer has certain obligations to take natural gas. The remaining Company-owned gas production and gas purchased in the open market, however, is sold to a variety of purchasers under short-term (less than 12 months) contracts or thirty-day spot gas purchase contracts. During 1996, 1995 and 1994, the Company out-performed market indexes and sold gas at prices exceeding average market prices. During 1996, 1995 and 1994, Osram Sylvania purchased in excess of 10% of the gas sold by the Company. Also during 1995, the Company entered into an exclusive marketing arrangement with Southern Resources, Inc. ("SRI"), a third party company, wherein the Company is the exclusive supplier of all natural gas to be sold by SRI. Under the agreement, after deduction of certain expenses, the Company is entitled to receive not less than 50% of the sales margin obtained. The Company also provides accounting services, cash management and credit for SRI. During 1996 and 1995, SRI purchased approximately 69% and 37%, respectively, of the gas sold by the Company.

          COMPETITION:

          Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. The Company believes that its strategic business relationships coupled with the locations of its leasehold acreage, its exploration, drilling and production capabilities, and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial and personnel resources and exploration and development budgets that are substantially greater than those of the Company, which may affect the Company's ability to compete with these companies.

          CUSTOMERS:

          The Company has a number of customers for its gas. Most of the industrial end-users are located in Kentucky, with other end-users located in Maryland, Ohio, Indiana, North Carolina, New
Jersey, Georgia, Texas and Alabama. Its largest customers include SRI, Osram Sylvania and General Shale. The industrial end-users are serviced through a variety of gas companies, including Columbia Gas of Kentucky, Inc., Baltimore Gas &
Electric Co., Western Kentucky Gas Company, Cincinnati Gas &
Electric Co. and Louisville Gas & Electric Co.

          REGULATION:

          FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL
GAS: Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas
Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. On July 29, 1989, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") was enacted, which removed, as of January
1, 1993, all remaining federal price controls from natural gas sold in "first sales." The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

          Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, and 636-B (collectively, "Order No. 636"), which require interstate pipelines to provide transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No.
636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders on virtually all Order No. 636 pipeline restructuring proceedings. Appeals of Order No. 636, as well as orders in the individual pipeline restructuring proceedings, are currently pending; and the Company cannot predict the ultimate outcome of court review. This review may result in the reversal, in whole or in part, of Order No.
636.

          The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the Outer Continental
Shelf (the "OCS") provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS. On October 28, 1993, the FERC announced its intention to reevaluate the appropriateness of its traditional criteria for determining whether a pipeline is a non-regulated gathering line in light of Order No. 636 and to establish consistent policies for gathering rates and services for both interstate pipelines and their affiliates. If the FERC were to apply Order No. 509 to gatherers in the OSC, eliminate the exemption of gathering lines, and redefine its jurisdiction over gathering lines, then these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico. In addition, gathering lines are currently exempt from the FERC's jurisdiction, regardless of whether or not they are on the OCS, but the FERC could eliminate this exemption. While the

Company does not currently own or operate any gathering lines on the OCS, the expansion of its business into the Gulf of Mexico may be impacted by the OCSLA.

          In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines. The order applies to non-first class sales that remain subject to the FERC's NGA jurisdiction. The FERC intends Order No. 547, in tandem with Order No. 636, to foster a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 may increase competition in markets in which the Company's natural gas is sold.

          Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

          FEDERAL LEASES: Certain of the Company's operations are located on federal oil and gas leases, which are administered by the United States Department of the Interior Minerals Management Service (the "MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. In August 1993, the MMS provided notices to lessees of OCS leases that new levels of lease and area wide bonds will be required effective November 26, 1993. As a result of these changes, operators in the OCS waters of the Gulf of Mexico will be required to increase their respective area wide bonds to $3,000,000 from the current level of $300,000. Under certain circumstances, the MMS may require any of the Company's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the OPA, as described below.

          STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION: The Company may conduct operations in the state waters of the Gulf of Mexico offshore Louisiana. Louisiana regulates drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of Louisiana also govern a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

          OIL PRICE CONTROLS AND TRANSPORTATION RATES: Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The FERC has issued an order establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. Because this order is subject to administrative and judicial review, the Company is not able to predict what effect, if any, this order will have on it.

          ENVIRONMENTAL REGULATIONS: The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. The Company believes that the trend of more expansive and stricter environmental legislation and regulations will continue. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business and prospects of the Company could be adversely affected.

          The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in the United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

          The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the MMS published an advance notice of its intention to adopt a rule under the OPA that would require owners and operators of offshore oil and gas facilities to establish $150,000,000 in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on operators on the OCS or otherwise materially adversely affect such operators. The impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico. The comment period of the formal rule making process expired February 28, 1994.

          The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

          In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

          The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

          In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

          Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

          OPERATING HAZARDS AND INSURANCE:

          The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean--up responsibilities, regulatory investigation and penalties and suspension of operations. In addition to the foregoing, certain of the Company's operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions.

          In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company maintains insurance to cover business interruption and loss of revenues on certain proved producing properties in the Gulf Coast region; however, the Company's insurance does not cover business interruption or protect against loss of revenues for properties in the Appalachian region or in Michigan. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

          EMPLOYEES:

          On March 17, 1997, the Company, including its subsidiary, had 19 full time employees. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes a series of independent consultants and contractors to perform various professional services, particularly in the areas of geology and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors for the Company's Michigan and Gulf Coast wells. The latter activities are performed by the Company's employees with respect to its Kentucky properties.

ITEM 2.   DESCRIPTION OF PROPERTY:

          Proven properties of the Company are located primarily in southeastern Kentucky, northern lower Michigan and the Gulf Coast region in Ship Shoal 150 and South Timbalier 148, offshore Louisiana. The Company's reserves are concentrated, with the Gausdale field in Kentucky accounting for approximately thirty-seven percent (37%) and the Ship Shoal 150 and South Timbalier
148 wells in the Gulf Coast region accounting for approximately forty-two percent (42%) of the Company's equivalent proven reserves as of December 31, 1996. The Company is the operator of its Kentucky properties, which accounted for thirty-nine percent (39%) of its net production in 1996; and Century and Newfield Exploration operate the Company's Ship Shoal 150 and South Timbalier 148 properties, respectively, which together accounted for fifty-nine percent (59%) of its net production in 1996. The Company's Michigan properties, which are operated by a third party, accounted for less than two percent (2%) of the Company's 1996 production.

LOCATION, CONDITION, AND LIMITATIONS ON COMPLETE OWNERSHIP:

          As of December 31, 1996, the Company owns interests in 368 producing oil and gas wells, of which 344 are located in Kentucky, 12 are located in Michigan, 2 and 10 are located in Ship Shoal Block 150, and South Timbalier 148, respectively, offshore Louisiana.

          KENTUCKY PROPERTIES IN GENERAL:

          The majority of the wells that the Company owns in Kentucky are located in the Gausdale gas field in Southeastern Kentucky. Gausdale is located on the eastern edge of the Cincinnati Arch to the Appalachian Basin. The field is also located some eight miles from Pine Mountain. The Pine Mountain thrust system is the front of the Eastern Overthrust Sheet.

          The primary pay zones in this area involve fractures within the limestones and shales that are thought to be the result of overthrust tectonics and post-overthrust unloading. This has resulted in extensive fracturing of the reservoirs overlying the mature source bed (Devonian). The Big Lime formation, which is a component layer, has been fractured and faulted as a result of horizontal compression from the Pine Mountain Overthrust, and bulging and thrusting of the underlying Devonian Shale.

          In all gas producing horizons in Gausdale, the influence of fracture porosity dominates productivity and reserves. The field lies on a series of anticlinal structures with closure of 30 feet or more -- evidence of the strong influence by the eastern overthrust bolt and, to a lesser extent, the Cincinnati Arch. As a result of up-warping of component layers by the thrust sheet, a series of flank block faults and possible blank back thrusts exists, causing numerous structural traps. Aside from fracture porosity, the Big Lime contains secondary pay zones resulting from porosity zones believed to be a barrier bar of tidal channel sequence around the southern limits of paleo-highs in high energy environments. The Waverly Shale and Devonian Shale produce from fractures related to the nearby thrust system.

          The typical Gausdale well is approximately 2,100 feet in depth and penetrates the Devonian Shale. Gas producing wells have initial open flows from 10 thousand cubic feet (10 mcf) per day to over 10 million cubic feet (10,000 mcf) per day, with most wells testing between 50 and 200 mcf per day. Wells which have limited initial rates often merit stimulation to produce economically. The Newman, Waverly and Devonian formations have all been successfully stimulated, resulting in increases of more than 500% of the wells' natural productivity in certain instances.

          GULF COAST PROPERTIES IN GENERAL:

          The Company has 12 producing wells in two properties which are portions of large salt dome fields located offshore Louisiana in the Gulf of Mexico, and working interest in three large salt dome fields located in the swamps and marshes of onshore
Louisiana, upon which proprietary 3-D surveys are planned or are in the process of being acquired. The offshore properties are South Timbalier Block 148 and Ship Shoal Block 150 in which the Company has 10 and 2 producing wells, respectively. The onshore fields are White Castle, Bayou Bouillon, and Plumb Bob Fields.

          South Timbalier Block 148 is located 30 miles offshore Louisiana in an average water depth of 100 feet. The Company owns an interest in the west one-half of the block, designated as lease OCS-G 1898, which was obtained in an acquisition/farmout agreement by Century Offshore Management Corporation ("Century") from Conoco, Inc. ("Conoco") and Oxy USA, Inc. ("Oxy"). Conoco and Oxy have each retained a 5.0% overriding royalty interest in the lease. The Company acquired interest in the lease from Century. The lease covers 2,500 acres and is situated on the northern extension of the South Timbalier 176 Field salt dome. South Timbalier 176 Field has produced 64 million barrels of oil and 818 bcf of gas from upper to middle Pliocene sands. The oil and gas accumulations on South Timbalier Block 148 are trapped on a wing diapir structure separate from the main salt stock on its northern flank. Accumulations occur in 22 different sands in the upper and middle Pliocene. Three wells are currently producing from geopressured oil reservoirs, the rest from normal or hydropressured gas reservoirs; all are high porosity and permeability reservoirs. OCS-G 1898 is operated by Newfield Exploration Company. As of December 31, 1996, there were 10 producing wells on four production platforms on the lease. Well numbers are designated by a single letter prefix denoting the platform, and a numerical digit for the well. The Company owns 10% working interest in the B-1 and B-3 wells, 5% in the B-7 and B-8 wells, 22.5% working interest in the C-1 and D-1, D-2, and D-3 wells, and 45% working interest in the E-1, E-2, and E-3 wells. On January 7, 1997, drilling commenced on the D-4 well, in which the Company has a 15% working interest, and was successfully completed in February, 1997. Additional future drilling on South Timbalier Block 148 is scheduled in 1997. All drilling opportunities on the lease are evaluated utilizing 3-D seismic.

          Ship Shoal Block 150 is located 31 miles offshore Louisiana in an average water depth of 53 feet. The Company owns an interest in lease OCS 0419, which was obtained, exclusive of 546 acres in the southwest corner of the block, in a farmout agreement by Century from Chevron USA. Chevron retained a 10% overriding royalty interest in the lease, which was later purchased by Pennzoil. The lease is situated on the northwest flank of the Ship Shoal Block 154 Field salt dome. Ship Shoal
154 has produced 69 million barrels of oil and 81 bcf of gas from upper to middle Pliocene sands. The Company acquired a 50% working interest in the 4454 acre portion of the lease earned in the farmout agreement from Century in 1995. The Company participated at that interest level in the drilling of the B-3 and B-4 wells, which are currently on production. The Company entered into a farmout agreement with Pennzoil in November of 1996 under which Pennzoil will drill a well on the lease in the first or second quarter of 1997. The Company will have an overriding royalty interest in the well which it may convert at its option to a working interest. Additionally, if successful, Pennzoil will run an oil pipeline from Ship Shoal Block 150 to its production facilities in Ship Shoal Block 154 to the southwest. The Company may participate in the laying of this pipeline, which would allow currently producing wells to produce at a higher rate, and to consider adding production by a workover of the B-1 well which is currently shut-in. Additional drilling opportunities on the lease are being considered. All opportunities are evaluated using 3-D seismic.

          White Castle Field is a large salt dome field located 70 miles west-northwest of New Orleans in the sugarcane fields and cypress swamps adjacent to the Mississippi near the town of White Castle in Iberville Parish. The Company owns a 9.5% working interest in lease options, seismic options, and seismic permits in a seventy square mile area surrounding the Field. A proprietary 3-D seismic survey was acquired across the Field and was delivered in March, 1997. The Company is a participant in a joint venture agreement to acquire the 3-D survey and drill an initial test well between Texstar North America, Century Offshore Management Corporation, Cheyenne Petroleum, and the Company.
Upon completion of the initial test well, Shell Oil Company, the operator of the existing production infrastructure at the Field, will have a 50% working interest; and all other interests will be proportionately reduced. The Company will then have a 4.75% working interest in all future drilling and development in White Castle Field. The Field has produced 94 million barrels of oil and 125 bcf of gas from Miocene and upper Oligocene intervals.
The Field has been under the control of Shell Oil Company since its discovery in 1929. There has been very little seismic data shot across the area, and it is anticipated that interpretation of the 3-D survey will yield significant drilling opportunities, both in the shallow Miocene section around the flanks of the dome and in the deeper geopressed Oligocene section further downdip.

          Bayou Bouillon and Plumb Bob Fields are salt dome fields located in the Atchafalaya Basin, a large freshwater river/swamp system, about 30 miles southwest of Baton Rouge in St. Martin Parish Louisiana. Both fields were discovered in the early
1930's and are considered to be viable 3-D candidates because of their size, structural complexity, and number of producing horizons. The acquisition of 3-D surveys on these properties are in the early stages of planning. The Company is a participant in a joint venture agreement covering each field. The Company has 6.2% interest in the Bayou Bouillon project, which is being operated by Ageis Energy, and 5.6% in the Plumb Bob project, which is being operated by Aspect Management. Acquisition of the 3-D surveys on these projects is expected to begin in late 1997 or early 1998.

          The Company also has working interests in seven exploration projects in the Mississippi Salt Basin. All of these prospects fall into one or two ongoing regional plays in the Basin. The
"Salt Wall" play is based on three-way structural traps which occur along the deep flanks of buried salt ridges, which subparallel the perimeter of the basin, and are located in a belt between the basin perimeter and the deep central basin. The "Piercement Salt Dome" play is based on the realization that the productive potential of the flanks of more than forty piercement salt domes in the central portion of the Basin has been overlooked for years. The objective section in both of these plays is in the lower Cretaceous Hosston and Cotton Valley intervals. Some salt wall prospects also have potential in the Jurassic Smackover interval.

          Oakvale Dome is a piercement salt dome prospect in Jefferson Davis County, Mississippi. The Company has 3.5% working interest in the property, which is operated by Texstar North America. The initial well on the prospect, the Katherine Saltry Byrd # 31-1, is currently being drilled and is expected to reach its total depth of 16,700' in March, 1997. The prospective section is the lower Cretaceous Hosston Formation, which has produced 115 bcf and 150 bcf, respectively, from the offsetting fields of Greens
Creek and Oakvale.

          Gitano is a slat wall prospect in Jones County, Mississippi. The Company has a 3.5% interest in the property, which is operated by J-O'B Operating Company. The initial well on the prospect, the Hinton #1, is currently being drilled and is expected to reach its total depth of 15,500 feet in March, 1997.
The prospective section is the lower Cretaceous Hosston and Cotton Valley Formations, which have produced in the Soso Field two miles north of the prospect. The Soso Field has produced 58 million barrels of oil.

          Marble Creek, North Thompsons Creek, and Wausau are salt wall prospects along two parallel salt ridges in Wayne and Greene Counties, Mississippi. The Company has a 25% working interest in Marble Creek and 3.5% working interest in Wausau and North Thompsons Creek. A 3-D Survey has been acquired over Marble Creek. The prospective section for Marble Creek is the lower Cretaceous Cotton Valley and Jurassic Smackover Formations. Surveys are in the planning stages for Wausau and North Thompsons Creek, on which the prospective section is lower Cretaceous Hosston and Cotton Valley. It is probable that a well will be drilled on Marble Creek in 1997 following the interpretation of the 3-D survey.

          East Morgantown and Moselle Dome are deeply buried salt anticline prospects in Marion and Jones Counties, Mississippi, respectively. The prospective section is lower Cretaceous
Hosston and Cotton Valley for both prospects.  The Company has a

3.5% working interest in each of these prospects. They are in the early stages of development, and have not yet begun well planning.

          MICHIGAN PROPERTIES IN GENERAL:

          The wells which the Company owns in Michigan and which are operated primarily by Oil Services are Antrim gas wells located in the Michigan Antrim Basin in northern lower Michigan.
Currently, most Antrim shale exploration in Michigan is concentrated in Antrim and neighboring Ostego counties because of the presence of natural fractures within the formation in those areas.

          Unlike conventional gas sand reservoirs that are dependent on stratigraphic traps and/or structures, Antrim shale exists as both a hydrocarbon source rock and a reservoir rock because of its organic carbon and type of organic matter. The shale itself is the source of the gas and the trap is a complex natural vertical fracture system. It is this combined source and reservoir characteristic that gives Antrim gas wells their characteristic long life (some Antrim wells are still producing after more than 40 years). The shale has very low permeability, and gas production is made possible through the natural fracture system and subsequent state-of-the-art stimulation techniques conventionally employed in completion of all Antrim gas wells.

          The relatively low volume of gas (ranging from 25 to 150 mcf per day per well) typically produced by Antrim wells requires that certain economies of scale be employed to establish a
reasonable rate of return on investment.   Individual wells are
seldom profitable. Unitization is the most important of these economies and allows the operator to use the same gathering system, central facility, brine disposal well and compressor equipment for a group of adjacent wells.

          Because of their shallow depth -- about 1,500 feet -- Antrim wells located in Antrim and Ostego counties are inexpensive to drill and complete relative to the Company's other areas of interest.

          EXPIRATION OF LEASES:

          The mineral leases on the Sand Lake Project expired by their terms on April 20, 1995; however, these leases provide that for so long as oil and/or gas are produced thereon in paying quantities, they shall remain in effect (provided the required lease payments continue to be paid to the landowners). The mineral leases covering the other wells in which the Company has or will have an interest typically provide for a term within which the wells must be drilled and completed; and then, once completed, the lease will typically continue for so long as oil and/or gas is produced in paying quantities.

OIL AND GAS OPERATIONS:

          RESERVES:

          The following table sets forth for each of the last three fiscal years estimated net quantities and costs of: (i) proved oil and gas reserves; (ii) proved developed oil and gas reserves; and (iii) proved undeveloped gas reserves of the Company. Oil reserve information for 1994 was insignificant and, therefore, was excluded. The dollar amounts represent the Company's cost.

                                          Net Proved             Net Proved
                   Net Proved             Developed              Undeveloped
   Year             Reserves               Reserves               Reserves
                Oil         Gas        Oil        Gas          Oil        Gas
               (bbls)      (mcf)      (bbls)     (mcf)        (bbls)     (mcf)
===============================================================================
   1996      1,202,212  35,692,711    909,194   29,033,203    293,019 6,569,508

   1995        756,383  24,741,330    756,383   19,702,503       --   5,038,827

   1994          --     22,845,597       --     17,379,370       --   5,466,227
===============================================================================

                                          Net Proved             Net Proved
                  Net Proved              Developed              Undeveloped
                  Oil and Gas             Oil and Gas            Oil and Gas
   Year           Reserves ($)            Reserves ($)           Reserves ($)
=============================================================================
   1996           $42,450,425*            $38,257,168            $4,193,257

   1995           $20,037,427             $17,104,875            $2,932,552

   1994           $16,607,757             $12,069,674            $4,538,083
=============================================================================

*The reserve report for December 31, 1996, prepared by independent consulting engineers reflects the estimated standardized measure of discounted future net cash flows of the Company's proved oil and gas reserves to be $59,950,006 based upon a 10% discount.

          PRODUCTION:

          The following tables set forth for each of the last three fiscal years by the same geographic areas, which are identified as Kentucky, Michigan and the Gulf Coast region, the average sale price and production cost per barrel of oil or mcf of gas produced by wells owned by the Company. The amounts include only marketable production of oil or gas (on an "as sold" basis) and produced to its interest, less royalties and production due others. The Company does not own any oil properties in Kentucky, and oil production relating to Michigan is insignificant (less than 1%) of total production; therefore, these geographic areas include gas pricing information only.


                              KENTUCKY (GAS ONLY)*

                       Average Sales              Average Production
                       Price Per Unit                Cost Per Unit
Fiscal Year              Gas (mcf)                     Gas (mcf)
====================================================================
   1996                    $2.12                         $0.59
   1995                    $2.05                         $0.41
   1994                    $1.67                         $0.29
====================================================================

                              MICHIGAN (GAS ONLY)*

                       Average Sales              Average Production
                       Price Per Unit                Cost Per Unit
Fiscal Year              Gas (mcf)                     Gas (mcf)
====================================================================
  1996                     $2.45                         $1.60
  1995                     $2.11                         $1.95
  1994                     $2.75                         $1.79
====================================================================

*For the years 1996, 1995 and 1994, the Average Sales Price and
Production Cost per Unit were calculated using the weighted average method, comparing volumes delivered with the price for each category previously reported.

                         GULF COAST REGION (OIL AND GAS)

                     Average Sale                  Average Production
  Fiscal            Price Per Unit                    Cost Per Unit
   Year       Oil (per bbl)  Gas (per mcf)     Oil (per bbl)  Gas (per mcf)
===========================================================================
   1996          $20.71         $2.96              $2.10          $0.35

   1995          $16.50         $1.81              $2.42          $0.41
===========================================================================

The Company's activity in Kentucky began in 1993 with the acquisition of gas properties from Gems Resources, Inc., and significantly increased in 1994 with the acquisition of properties consummated by the Company's wholly owned subsidiary, Southern Gas.

Production costs in the Michigan area are historically high due to the tight sand located in the Antrim formations. The Company is communicating with the operator of the properties to continue to reduce production costs in this region.

The Company began production in the Gulf Coast region with the successful drilling and completion of two wells located offshore Louisiana on Ship Shoal 150. In 1996, the Company expanded its operations in this region with the acquisition of the South Timbalier Block 148, which presently has 10 producing wells and one well which was drilled and successfully completed in early 1997. The Company intends to focus its development efforts in this region during 1997.

          PRODUCTIVE WELLS AND ACREAGE AS OF DECEMBER 31, 1996

          The following tables set forth as of December 31, 1996, the total gross and net productive wells in which the Company had an interest (expressed separately for oil and gas), and the total gross and net developed acres in which the Company had an interest by geographic area.

                               KENTUCKY (GAS ONLY)

  Total Gross          Total Net          Total Gross         Total Net
Productive Wells    Productive Wells    Developed Acres     Developed Acres
===========================================================================
     455*                 284**              31,850              19,880
===========================================================================

 *Of the 455 gross productive wells, 344 gross wells were on line and producing as of December 31, 1996.
**Of the 284 net productive wells, 207 were on line and producing as of December 31, 1996.

                               MICHIGAN (GAS ONLY)

  Total Gross          Total Net          Total Gross         Total Net
Productive Wells    Productive Wells    Developed Acres     Developed Acres
===========================================================================
     12*                   3                  480                105
===========================================================================

 *As of December 31, 1996, all 12 gross wells were on line and producing.

             GULF COAST REGION (GAS AND OIL PRODUCED FROM EACH WELL)

  Total Gross          Total Net          Total Gross         Total Net
Productive Wells    Productive Wells    Developed Acres     Developed Acres
===========================================================================
      13*                  4                 6,954              2,919
===========================================================================

 *As of December 31, 1996, 12 gross wells were on line and producing.


          UNDEVELOPED ACREAGE AS OF DECEMBER 31, 1996:

          The following table sets forth as of December 31, 1996, the amount of undeveloped acreage in which the Company had an interest.

                                    KENTUCKY

     Gross                 Net                Acreage           Remaining
Undeveloped Acres    Undeveloped Acres     Concentration          Term
===========================================================================
     8,000                6,500                  *                 **
===========================================================================

 *Approximately seventy acre spacing.
**Depending on the lease, the remaining term varies from 1 year to as long as oil or gas is produced from the lease.

          During 1995, the Company made a determination to focus its drilling efforts on the Gulf Coast region and to concentrate on production acquisitions in the Appalachian region such as the AKS acquisition (see Item 1, Acquisition Activities, of this Report on Form 10-KSB). Therefore, the Company has made a conscious effort to limit its undeveloped acres in Appalachia to more desirable locations, thereby also reducing its lease expenses.
The Company still intends to maintain a drilling program in the Appalachian region and is able to control sufficient acreage to accommodate its programs by virtue of its extensive gathering systems, particularly in and around the Gausdale area in Whitley and Knox Counties, Kentucky. The Company also controls the majority of the capacity in the major pipeline through which the gas must flow to be delivered to market, thereby giving it the competitive advantage to obtain desired drilling acreage on an "as needed" basis. Additionally, recently enacted legislation providing for significant taxes on unmined minerals reduces the incentive to maintain large undeveloped acreage blocks as has been done in past years.

                                    MICHIGAN

     Gross                  Net                Acreage          Remaining
Undeveloped Acres     Undeveloped Acres      Concentration         Term
=========================================================================
      900                   180                    *                **
=========================================================================

 *Approximately forty acre spacing.
**The leases shall remain in effect so long as oil or gas are produced thereon in paying quantities.

                                GULF COAST REGION

    Gross                   Net                 Acreage         Remaining
Undeveloped Acres     Undeveloped Acres       Concentration        Term
=========================================================================
    16,076                 1,678                    *               **
=========================================================================

 *Not less than the legal spacing required by applicable authorities.
**The remaining term of the leases varies.

          DRILLING ACTIVITY:

          The following table describes the drilling activity of the Company for the last three fiscal years.

          Net Productive       Net Dry          Net Productive      Net Dry
Fiscal     Exploratory       Exploratory        Developmental    Developmental
 Year     Wells Drilled     Wells Drilled       Wells Drilled    Wells Drilled
==============================================================================
 1996           0                 0                   4(1)             0
 1995         .6(2)               0                   4(2)             0
 1994         1(3)                0                   0                0
==============================================================================

(1) The Company owns a 43.75% net revenue interest in 8 developmental wells it drilled in the Kentucky region and a 30.5% net revenue interest in 1 developmental well drilled in the Gulf Coast region in 1996.

(2) The Company currently owns a 33.4% and 30.5% net revenue interest, respectively, in 2 exploratory wells it drilled in the Gulf Coast region and an 87.5% net revenue interest in 5 developmental wells it drilled in the Kentucky region in 1995.

(3) The Company owns an 11.67% net revenue interest in the 10 exploratory wells it drilled in 1994.

ITEM 3.  LEGAL PROCEEDINGS:

          The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. The Company believes, based on experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS:

          MARKET INFORMATION:

          On September 30, 1993, the Company's Common Stock began trading under the symbol "GASS" on the small cap section of the NASDAQ. The following table sets forth the closing high and low bid prices of the Common Stock for the period indicated, as reported by NASDAQ. These prices are believed to be representative inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent prices at which actual transactions occurred.

                              1996                      1995
                              Bid                       Bid
                       -------------------       ------------------
                       High            Low       High           Low
                       ----            ---       ----           ---
First Quarter          $4.25          $2.19      $7.28         $3.88
Second Quarter         $4.37          $3.25      $4.94         $1.75
Third Quarter          $4.24          $3.16      $4.56         $3.19
Fourth Quarter         $3.56          $2.44      $4.25         $2.88

          HOLDERS:

          At March 17, 1997, there were approximately 332 holders of record of the Company's Common Stock, 16 holders of record of the Company's Series 1993 Preferred Stock, and 407 holders of record of the Company's Common Stock Purchase Warrants.

          DIVIDENDS:

          Holders of shares of the Company's $12.00 par value Series 1993 Preferred Stock are entitled to receive, when declared, cumulative dividends at the rate of 8% per share based upon the total number of shares outstanding. Such dividends are payable semi-annually to holders of record on the 15th day of January and July of each year. Holders of shares of the Company's $.00001 par value Series B 6% Junior Cumulative Convertible Preferred
Stock are entitled to receive, when declared, cumulative dividends in the amount of 6% per share per annum on the total number of shares outstanding. Such dividends are payable quarterly to the holders of record on the 15th day of January, April, July and October of each year. All dividends payable on the Company's capital stock are payable in cash or common stock, at the Company's election.

          The Company has not in the past and does not intend to pay cash or common stock dividends on its Common Stock or cash dividends on its Series 1993 Preferred Stock in the foreseeable future. The Company intends to retain earnings, if any, for the future operation and development of its business. In addition, the payment of cash dividends on any share of any class of its capital stock is prohibited by the terms of the Company's credit facility. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to
Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.

          SALE OF UNREGISTERED SECURITIES:

          During 1996, the Company issued the following unregistered securities to accredited investors pursuant to an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933.

          In February, 1996, the Company issued to AKS Energy Corporation ("AKS") 225,000 shares of Common Stock valued at $3.59 per share and warrants with an expiration date of December 31, 1998, to purchase an additional 225,000 shares of Common Stock for $5.00 per share. The securities were issued as partial consideration for the purchase of oil and gas properties situated in Southeastern Kentucky.

          In June, 1996, the Company completed a private placement of 100 units for $10,000 per unit for which the Company received net proceeds of approximately $900,000. JDK & Associates, Inc. served as the Company's placement agent for a fee equal to 9% of the gross sales price of the securities. Each unit consisted of 3,300 shares of Common Stock and 1996 Class A Warrants to purchase
1,650 shares of Common Stock. Each 1996 Class A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.00 per share. The 1996 Class A Warrants became exercisable on the closing date of the offering and expire three years after the effective date of a registration statement covering the shares. The 1996 Class A Warrants are callable by the Company at any time on 30 days notice to the holders, but only if the closing price of the Common Stock as quoted on NASDAQ is not less than $5.50 per share for 20 of 30 consecutive trading days. If the Company calls the 1996 Class A Warrants, the holders thereof have the right to exercise their 1996 Class A Warrants within such 30 day period. The number and exercise price of the 1996 Class A Warrants are subject to adjustment if the Company pays a dividend in shares of Common Stock (other than Common
Stock dividends paid on preferred stock), subdivides or combines the Common Stock or pays a dividend on Common Stock with other securities issued by the Company or by another issuer. The
Company may reduce the exercise price of the 1996 Class A
Warrants to any amount the Company deems appropriate at any time after the effective date of the registration statement in which the shares of Common Stock reserved for issuance upon exercise of the 1996 Class A Warrants becomes effective. The Company agreed to register the shares for resale under the Act and such shares are included herein.

          In the fourth quarter of 1996, the Company privately placed 4% Convertible Debentures in the aggregate principal amount of $6,000,000 with a maturity date one year from date of issuance.
The Company received net proceeds of $4,997,554. World Capital Funding, Inc. served as the Company's placement agent and received a fee equal to 12% of the gross sales price of the securities payable 50% in cash and 50% in shares of the Company's common stock. The debentures are convertible at the option of the holders into shares of Common Stock valued at the lesser of (i) the closing bid price of the Common Stock as reported on NASDAQ on the date of issuance of the debenture, or (ii) 75% of the average closing bid prices of the Common Stock as reported on

NASDAQ for the five trading days prior to the date of conversion (the "Conversion Price"). Debentures that are not converted prior to their maturity dates automatically convert on their maturity dates. Accrued interest on the debentures will be paid on their conversion dates by the issuance of shares of Common Stock valued at the Conversion Price. If a debenture is not converted within five business days after the Company receives notice of the conversion, the Company is obligated to pay liquidated damages to the debenture holder for each $100,000 sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next days, $400 for each of the next two days and $500 per day thereafter until the conversion shares are delivered. Prior to the receipt of a conversion notice, the Company has the right to redeem any debenture for a cash amount equal to 125% of the principal amount of the debenture, plus unpaid accrued interest, if the Conversion Price is below the closing bid price of the Common Stock as reported on NASDAQ on the date the debenture was issued. The closing bid prices when the debentures were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a debenture, the debenture holder's right to convert the debenture is suspended, but the Company must pay an additional one percent per month in cash on a pro rata basis until the full redemption price is paid. If the full redemption price is not paid within ten business days after the redemption notice is given, the debenture holder has the right to convert the debenture into shares of Common Stock. A debenture holder may fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the debenture holder, whether the Company intends to effect a redemption within the following five business days. If the Company does not respond during said twenty-four hour period, the Company is precluded from redeeming that debenture holder's debentures during said five day period. The Company agreed to register the shares of Common Stock into which the debentures are convertible within 120 days after demand is made by a debenture holder. If, because of the Company's acts or failure to act, the registration statement is not effective within 120 days, the Company is obligated to pay the debenture holders liquidated damages equal to 2% of the principal amount of the debentures for the first month and 3% of the principal amount of the debentures thereafter until the registration statement becomes effective.

          In conjunction with the Fourth Quarter, 1996, Private Placement, the Company issued 173,724 restricted shares of Common Stock to World Capital Funding, Inc. or to persons designated by it, with piggy-back registration rights, in partial payment of the placement agent's fee, and issued five-year options to World Capital Funding, Inc., or to persons designated by it, to purchase 100,000 shares of Common Stock at $4.50 per share.

           On November 27, 1996, the Company entered into a five year corporate relations agreement with Corporate Relations Group, Inc. Winter Park, Florida, to assist the Company with its shareholder relations. As consideration for the agreement, the Company paid Corporate Relations Group, Inc. $550,000 cash and granted Corporate Relations Group, Inc. a one-year option to purchase 100,000 shares of Common Stock for $3.00 per share, a two-year option to purchase 100,000 shares of Common Stock for $3.60 per share, a three-year option to purchase 100,000 shares of Common Stock for $4.20 per share, a five-year option to purchase 100,000 shares of Common Stock for $4.80 per share and a five-year option to purchase 100,000 shares of Common Stock for $6.00 per share. The Company agreed to register the shares of Common Stock underlying the options and such shares are included herein.

          All of the foregoing securities were sold to accredited investors. Each purchaser represented and warranted to the Company in writing that the securities were being acquired for their own account for investment and not with a view to resale or distribution and agreed not to sell or transfer the securities in the absence of an effective registration statement except in compliance with Rule 144 under the Securities Act of 1933. The certificates representing the securities bear appropriate restrictive legends and stop transfer orders have been entered prohibiting the transfer of such securities in violation of
Section 5 of the Securities Act of 1933.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each year of the two-year period ended December 31, 1996. The Company's financial statements and the notes thereto which follow contain detailed information that should be referred to in conjunction with the following discussion.

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

          Statements, other than historical facts, contained in this Annual Report on Form 10-KSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells;
future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-KSB, including those risk factors described under the headings "General,"
"Sales" and "Environmental Matters."

          GENERAL:

          The Company was formed in August, 1992, to acquire the assets and assume certain liabilities of Standard Oil and Exploration of Delaware, Inc. ("Standard Oil"), an oil and gas company operating under Chapter 11 bankruptcy protection at that time. Since the consummation of the Standard Oil transaction in April, 1993, the Company has taken a number of steps to become a fully integrated oil and gas company and enhance its financial position on a prospective basis, including the following:

[ ] By February, 1994, the Company had completed a number of transactions involving the acquisition of oil and gas properties and interests in such properties. Notable among these transactions was the Company's acquisition of the assets of Southern Gas Company, Inc. ("SGC"), an independent Kentucky-based natural gas production, pipeline and gas marketing company. The addition of the SGC assets together with its experienced management team has been a significant factor in the Company's success and growth to date.

[ ] During 1995, the Company participated with Century Offshore Management Corporation ("Century") in the successful drilling and completion of two wells (the B-3 and B-4 Wells) on the Federal lease block known as Ship Shoal Block 150 (Ship Shoal 150) in the Gulf Coast region. The wells are located offshore Louisiana and were flowing at combined rates of 1,550 barrels of oil and 700 thousand cubic feet
          (mcf) of gas per day as of December 29, 1996.   The Company
          owns a 50% working interest (33.4% net revenue interest) in the B-3 well and a 50% working interest (30.5% net revenue interest) in the B-4 well.

[ ] On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002, with Den norske Bank AS. (Den norske). On August 7, 1996, the revolving credit facility was increased to $30,000,000. As of December 31, 1996, the borrowing base under the revolving credit facility was $25,083,000. Additional borrowings under the credit facility are dependent on a redetermination of the borrowing base, which is primarily dependent on the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions on the credit facility are also dependent on the borrowing base. At December 31, 1996, monthly principal reductions are $500,000. The borrowing base will be redetermined semi-annually on each October 1 and April 1 prior to February 1, 2002.

          The proceeds were used primarily to pay the outstanding balances under a previous credit facility with Bank One
          Texas, N.A., and fund development activities in the Louisiana Gulf Coast area.

          In February, 1997, the credit agreement with Den norske was amended to reduce the interest rate to the prime rate plus 1/2% per annum and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties. The development facility matures on March 1, 1998, and carries an interest rate of prime plus 2% per annum.

[ ] In November, 1995, the Company completed a private placement of its common stock which raised $1,235,000 ($1,128,236 net of offering costs). Under the private placement, the Company sold to accredited investors an aggregate of 41.17 units, each consisting of 10,000 shares of the Company's common stock, par value $.00001 per share, and one Class A Warrant and one Class B Warrant.

[ ] In December, 1995, the Board of Directors reviewed all existing consulting agreements in order to evaluate the cost effectiveness of the services being provided to the Company. As a result, contracts funded with common stock with Corporate Communications Network, Inc. ("CCN"), and Bridge Water Financial ("BWF"), unrelated third parties, were terminated, resulting in a one-time, non-cash charge against income of $1,116,913, which represented the unamortized balance of the contracts.

[ ] In connection with an asset purchase transaction in 1994, the Company acquired an ownership interest in National American Life Insurance Company of Pennsylvania, Inc. ("NALICO"), a privately held insurance company. The non-operating investment was recorded at an acquired cost basis of $869,000. Based upon information received relative to the financial deterioration of NALICO, which included the fact that NALICO was operating under rehabilitation proceedings, Management obtained an independent appraisal of the Company's investment value in NALICO as of December 31, 1995. As a result of the appraisal, the Company reduced the investment value to zero from its acquired cost basis and recognized the reduction as a charge against income in 1995.

[ ] On February 26, 1996, the Company acquired gas properties, equipment and pipelines from AKS Energy Corporation (AKS). As consideration for the assets, the Company paid $2,909,010 in cash, assumed $125,000 of AKS's severance tax obligations, issued 225,000 shares of the Company's common stock at a value of $3.59 per share and issued warrants with an estimated value of $348,525 to purchase an additional 225,000 shares of the Company's common stock with an exercise price of $5.00 per share and an expiration date of December 31, 1998. In December, 1995, the Company advanced $1,000,000 to AKS as partial consideration for the acquisition which was included in gas properties. The cash included in the purchase price was made available from borrowings under the Company's credit facility with its primary lender.

          The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company would have the right to earn 50% of the remaining undeveloped acreage. However, the joint development agreement was terminated in November, 1996, when the Company decided to focus its development efforts and capital into the Gulf Coast region.

          The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into by and between the Company and AKS dated December 27, 1995.

[ ] On May 22, 1996, the Company conveyed an approximate 2.2 billion cubic feet (bcf) volumetric production payment in Appalachian wells recently purchased from AKS through a facility sponsored by William Energy Services Company, a subsidiary of the Williams Companies, Inc. and structured by NationsBank. The Company received $4,300,000 ($4,147,300 after related costs) for the production payment, which has an anticipated six year term. Of the funds received, $2,500,000 was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

[ ] In June, 1996, the Company completed a private placement of $1,000,000 ($900,000 net of offering costs). The private placement consisted of 100 units, each unit consisting of 3,300 shares of common stock and one Class A Common Stock Purchase Warrant (Class A Warrant). Each Class A Warrant entitles the holder to purchase 1,650 shares of the Company's common stock at an exercise price of $4.00 per share. The Class A Warrants are immediately exercisable and expire October 8, 1999.

          In 1996, the Company filed a Registration Statement, effective in October, 1996, which registered the shares of common stock sold in the private placement and the shares of common stock for which the Class A Warrants may be exercised.

[ ] On July 3, 1996, the Company acquired proved developed and undeveloped oil and gas properties, equipment and pipelines from Century located on the Federal lease block known as South Timbalier Block 148 (South Timbalier 148), offshore Louisiana. As consideration for the assets, the Company paid $4,000,000 in cash, issued an Installment Note in the amount of $4,000,000 payable in two equal installments on August 31, 1996, and September 30, 1996 (the Installment Note provided for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), extinguished an existing note from Century to the Company in the amount of $6,500,000 (Century Note) and assumed existing liens against the assets in the approximate amount of $1,051,000. The parties subsequently entered into an extension agreement, dated September 24, 1996, whereby Century extended the due date of the installment payments until the earlier of the completion of funding of the Company's private placement or five days after written notice from Century. As of December, 1996, the Company's private placement (see Note 6 to the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB) was completed and the Company had completed the funding of the installment payments. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into by and between the Company, Southern Gas and Century, dated July 3, 1996.

          Also on July 3, 1996, the Company, Southern Gas and Century entered into an Asset Purchase Agreement whereby Southern Gas acquired certain rights and interests in undeveloped properties from Century located onshore Louisiana. On August 31, 1996, the parties entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the July 3, 1996, agreement and provided for the Company, through Southern Gas, to acquire between 5.6% and 9.5% contract rights from Century in three undeveloped properties located onshore Louisiana. As consideration for these rights, the Company has paid $4,509,000 in cash.

[ ] In November, 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a maturity date one year from date of issuance. The securities are convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that are not converted prior to their maturity dates automatically convert on their maturity dates. Prior to the receipt of a conversion notice, the Company has the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price is below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The Company agreed to register the shares of common stock into which the securities are convertible within 120 days after demand is made by a security holder. The shares of common stock into which the securities are convertible have been registered under an S-3 registration statement which was effective on January 23, 1997.

[ ] On November 27, 1996, the Company entered into a five year corporate relations agreement with Corporate Relations Group, Inc. (CRG), Winter Park, Florida, to assist the Company with its shareholder relations. As consideration for the agreement, the Company paid CRG $550,000 cash and granted CRG a one year option to purchase 100,000 shares of common stock for $3.00 per share, a two year option to purchase 100,000 shares of common stock for $3.60 per share, a three year option to purchase 100,000 shares of common stock for $4.20 per share, a five year option to purchase 100,000 shares of common stock for $4.80 per share, and a five year option to purchase 100,000 shares of common stock for $6.00 per share. The options have a weighted average fair value of approximately $1.27 per share.

          The Company believes its relationship with Settle Oil and Gas Company ("Settle") and Century and the Company's corresponding expansion into the Gulf Coast region will play a significant role in the Company's future growth. On July 21, 1995, under a plan of reorganization approved by the Bankruptcy Court, Settle merged with Century. Any and all references to Settle subsequent to July 21, 1995, refer to the merged entity.
As of March 17, 1997, this relationship has resulted in the following transactions:

[ ] The Company provided $6,500,000 in financing to fund Settle's working interest participation in the drilling of oil and gas wells located on South Timbalier 148 in the Gulf of Mexico, offshore Louisiana. The South Timbalier 148 field comprises the under-developed northwest flank of the highly productive South Timbalier 176 salt dome. Cumulative production to date on this salt dome is approximately 1.3 trillion cubic feet of gas and oil equivalents. This loan was secured by a mortgage on Settle's interest in several producing properties and bore interest at 22% per annum. On July 3, 1996, the Company extinguished the loan as partial consideration for the acquisition of the properties securing the loan.

[ ] The Company acquired for $750,000 a 26.25% working interest from Settle in Ship Shoal 150 in the Gulf of Mexico, also off-shore Louisiana. The interest purchased is located on the under-developed west flank of a highly productive salt dome which has produced over 65 million barrels of oil and 65 bcf of gas to date. Two successful wells were drilled in 1995 on this property from an existing production platform. The Company acquired an additional 23.75% working interest in Ship Shoal 150 by funding 100% of the costs of drilling the first well thereon.

[ ] The Company invested in the formation of a new limited liability company known as Crescent Turnkey & Engineering, L.L.C. ("Crescent"), a Delaware limited liability company formed for the purpose of performing contract drilling services for the Company and third parties. Crescent was capitalized at $250,000, with the Company providing $110,000 for a 44% ownership interest. Century and certain of Century's officers and directors are also members of Crescent, with a combined ownership interest of 45%; and Century has also contributed additional services and expertise from certain of its existing personnel. During 1995, Crescent drilled the B-3 and B-4 Wells on Ship Shoal 150 for the Company.

[ ] The Company and Century have agreed to jointly drill and develop, subject to available financing, prospects owned by Century in the Gulf Coast region, both on-shore and off-shore. Recently acquired 3-D seismic surveys on certain of these prospects indicate significant potential reserves. At this time, the Company has invested an additional $4.5 million towards the joint development of unproved properties in the Gulf Coast region with Century. These funds have been expended for lease acquisition costs on certain onshore prospects.

[ ] In 1995, the Company sold various mechanics' and materialmen's liens and an unsecured claim of a major creditor of Century for approximately $4,200,000. The Company had acquired $10,900,000 of claims at a combined cost of approximately $2,100,000. The sale resulted in non-recurring gains of approximately $2,100,000, which were used to fund various commitments with Century and provide development funds.

[ ] In September, 1995, the Company bought out a production platform use agreement from Century Oil Company ("Century Oil") in the offshore Louisiana waters, Ship Shoal 150, for $1,800,000 in connection with their joint development of the lease block. Prior to its purchase of the platform, the Company was paying approximately $37,500 per month for use of the platform for one well which, with the addition of a second well, would have amounted to a total of $75,000 per month. The purchase was funded with proceeds from the Den norske credit facility.

[ ] Under the October 17, 1994, letter agreement with Settle, the Company had the right to acquire a 10% equity interest in Settle for $4,000,000 (the "Settle Securities"). Due to the fact that the Company was not in a position to acquire this equity interest, the agreement was subsequently amended to permit a third party to acquire the Settle Securities. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima Capital, LLC ("Prima"), a limited liability company of which an officer/director of the Company is a member. The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. The Company has not guaranteed nor is it obligated on the Prima bank loan, and the bank will look solely to Prima and its members for payments. In connection with this transaction, the Company entered into a Put Agreement (the "Put Agreement") dated March 15, 1995, with Prima which provided that in the event Prima obtained title to the Settle Securities, Prima had the right to require the Company to purchase the Settle Securities for $4,000,000, payable in cash and common stock.

          The Put Agreement with Prima was terminated in July, 1995, and a new agreement, as amended, providing for the Company's ability to call the Settle Securities from the third party member of Prima for $4,000,000 has been substituted therefor (the "Call Agreement"). The Call Agreement also provides for non-refundable monthly installments of $31,250 (as originally required under the Put Agreement) until such time as a total of $1,000,000 has been advanced under the Call Agreement (including payments previously made under the Put Agreement). In the event the Company elects to call the

          Settle Securities, the advance payments shall be credited toward the purchase price. Additionally, a $500,000 Certificate of Deposit held as collateral for Prima's loan was liquidated by the Company, and the funds were advanced to Prima under the potential Call Agreement. Prima used the $500,000 to purchase shares of Series B Preferred Stock which it subsequently converted to common stock. In the event the Company exercises the Call option, the $500,000 will be credited towards the purchase. The Company's right to call the Settle Securities begins January 15, 1997, and ends December 31, 1997.

          While the Company believes its activities to date have formed the foundation for continued growth and profitability, the Company notes that its revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate which are dependent upon numerous factors beyond the Company's control such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

          RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996
AND 1995:

          Total revenues increased 92% to $33,039,173 in 1996, compared to $17,214,299 in 1995. Corresponding operating expenses increased 91% to $27,503,339 in 1996, compared to $14,421,916 in 1995. Operating income in 1996 was $3,211,826, compared to a loss of ($1,060,265) in 1995. Components of the changes are as follows:

[ ]       MARKETING: The Company's marketing volumes have increased to
          ---------
          6.6 bcf in 1996, as compared to 4.7 bcf in 1995. The volume increase results primarily from the Company's increased production and marketing activity in the Kentucky region, and continued focus to function as an integrated oil and gas company. Strong gas prices during the first and fourth quarters of 1996 helped offset lower prices in the second and third quarters. However, strong price competition resulted in a 2.0% profit on marketing revenues in 1996, as compared to 5.3% in 1995.

[ ]       PRODUCTION:  The Company's production revenues increased
          ----------
          167% in 1996, to $8,540,569 from $3,198,987 in 1995.
          Production on a bcf equivalent basis has increased to 3.3 bcf in 1996 as compared to 1.4 bcf in 1995. The increase in production volumes results primarily from an increase in the Company's Gulf Coast region production. In 1996, production from the Gulf Coast region was approximately 1.8 bcf equivalent as compared to approximately .7 bcf in 1995. Production from the Ship Shoal 150 B-3 and B-4 wells, which were drilled and completed in mid and late 1995, respectively, has increased to approximately 1.0 bcf equivalent for 1996 as compared to approximately .7 bcf for 1995. In July, 1996, the Company also acquired working interests ranging between 5% and 22.5% in five (5) producing wells in the South Timbalier 148 block, and interests ranging between 22.5% and 45% in five (5) drilled but uncompleted wells on the block. Since the acquisition, the Company has completed the five (5) uncompleted wells and has drilled a successful developmental well on the block. As a result, production from the South Timbalier 148 block added production during the period of approximately 127,000 mcf equivalent. Also in 1996, production from the Company's Kentucky wells has increased to approximately 1.2 bcf as compared to approximately .6 bcf for 1995. The increase in Kentucky production results primarily from the Company's acquisition of various producing gas fields from AKS in February, 1996.

          Also contributing to the increase are stronger gas and/or oil prices during 1996 versus 1995. The average price per mcf equivalent on oil and gas production in 1996 was $2.82 versus $2.33 in 1995. Contributing to the price increase in 1996 was Gulf Coast production where the Company realized an average of $20.11 per barrel of oil and $2.96 per mcf of gas.

          Production expenses also increased to $1,402,389 in 1996, from $765,285 in 1995. The increase results from production costs associated with the Ship Shoal 150 and South Timbalier 148 properties which total approximately $428,000 for 1996 versus approximately $230,000 for 1995, and additional operating costs relating to the property acquired from AKS. The average production cost per mcf equivalent in 1996 was $.46 versus $.56 for the comparable period in 1995. This reflects lower operating costs per mcf equivalent in the Gulf Coast region of $.35 in 1996 versus $.41 in 1995. The reduction in costs in the Gulf Coast were slightly offset by increased operating costs on the Company's Kentucky properties ($.59 per mcf in 1996 versus $.41 per mcf in 1995).

[ ]       DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
          ----------------------------------------
          depletion and amortization increased to $3,309,159 in 1996 from $1,577,770 in 1995. The increase results primarily from approximately $1,667,000 of depreciation, depletion and amortization on the Gulf Coast properties.

          The Company expended approximately $21,700,000 on oil and gas proved property acquisition and development costs and $3,100,000 on property and equipment costs during 1996. The company's finding cost of proved reserves for 1996 versus 1995 on an mcf equivalent basis was $.89 versus $.63, respectively. The Company expects depreciation, depletion and amortization to continue to increase in 1997 with its continued development in the Gulf Coast area.

[ ]       GENERAL AND ADMINISTRATIVE ("G&A"):  G&A decreased 2% to
          --------------------------
          $2,324,008 in 1996, as compared to $2,364,389 in 1995.  As a percentage of total revenue less related marketing expenses, G&A decreased to 22% in 1996 versus 44% in 1995.

          During 1996, the Company closed its Scottsdale, Arizona office and consolidated the principal offices to Versailles, Kentucky. In late 1996, the Company established an office in New Orleans, Louisiana, to monitor and expand the Gulf Coast operations.

          Primary components of G&A in 1996 include payroll ($898,753), professional fees ($223,224), consulting fees ($98,000), insurance ($234,254) and travel ($136,236). The same components of G&A for 1995 were, payroll ($892,914), professional fees ($271,636), consulting fees ($326,340), insurance ($163,264) and travel ($100,453). Consulting fees have decreased from 1995 due to less outsourcing of projects and increased internal control of projects. Insurance costs have increased primarily due to the Company's involvement in offshore Louisiana properties. The Company carries liability, property and business interruption coverage on the offshore properties.

[ ]       OTHER INCOME (EXPENSE):  Other income (expense) consisted of
          ---------------------
          the following:

          *        INTEREST INCOME:  Interest income resulted primarily
                   ---------------
                   from interest earned on notes receivable issued to Century. The notes, which were extinguished as part of the consideration in the acquisition of the South Timbalier 148 properties in July, 1996, earned interest at 22%. Approximately $720,000 of the interest earned in 1996 related to these notes.

          *        INTEREST EXPENSE:  Interest expense increased to
                   ----------------
                   $2,440,453 in 1996 as compared to $1,151,950 in 1995.
                   The increase was attributable to debt service payments made on additional borrowings under the Company's credit facility agreement. The Company had weighted average borrowings under the facility of approximately $20.8 million as compared to approximately $10 million in 1995. The Company's outstanding indebtedness under the facility was $25.1 million versus $17.5 million at December 31, 1996 and 1995, respectively.

          *        SETTLEMENT INCOME:  In 1995, the Company recognized a
                   -----------------
                   gain of $2,189,616 on the sale of various mechanics' and materialmen's liens and unsecured claims relating to the Century reorganization (see Note 8 to the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB).

          *        IMPAIRMENT OF STOCK INVESTMENT:  In December, 1995, the
                   ------------------------------
                   Company impaired the acquired cost of stock held in NALICO to zero. The stock was acquired in connection with a purchase transaction in 1994. Due to a deterioration of NALICO's financial position, management obtained an independent appraisal of the Company's investment value in NALICO as of December 31, 1995. As a result of the appraisal, an impairment of the non-operating asset resulted in a charge against income of $869,000.

          *        DEFERRED COMPENSATION AND EMPLOYEE SEVERANCE EXPENSE:
                   ----------------------------------------------------
                   The expense recognized in 1995 resulted from a $1,116,913 charge against income pertaining to the termination of two consulting agreements funded with the Company's common stock. The consulting agreements were with CCN and BWF and were for seven and two years, respectively. Upon review of the contracts, Management decided it was in the long-term best interest of the Company to terminate the agreements. The charge against income represented the unamortized balance of the contracts.

                   Also, effective December 31, 1995, the Company entered into a severance agreement with former President, Chief Executive Officer and founder, who resigned effective as of that date. Under the agreement, the executive was paid $85,000 and will receive the sum of $10,000 per month through March 31, 1998. As a result of the agreement, the Company recognized a charge against income of $371,346 in 1995 (see Note 18 of the Consolidated Financial Statements).

[ ]       NET INCOME:  Net income for 1996 increased to $911,755 from
          ----------
          $266,153 in 1995. The increase results from higher profitability levels mainly in the Company's oil and gas production operation. Results of the Company's operations for oil and gas activities is as follows:


                                               1996            1995
                                               ----            ----

Oil and gas sales                           $8,540,569       3,198,987

Gain (loss) on sale of properties             (153,000)         91,000

Production costs                            (1,402,389)       (765,285)

Depreciation, depletion and amortization    (2,431,633)       (881,085)
                                             ---------       ---------

                                            $4,553,547       1,643,617
                                            ==========       =========

          However, the effect of the higher profitability on oil and gas operations was partially offset by higher interest expense due to increased borrowing levels, increased depreciation on property and equipment expenditures and the Company's net effective tax rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES:

          Cash and cash equivalents at December 31, 1996, was $353,419 as compared to $826,393 at December 31, 1995. The Company also had a working capital deficit of approximately $5.1 million at December 31, 1996. Historically, the Company has funded its oil and gas exploration, development and acquisition activities primarily with bank borrowings and, to a lesser extent, equity capital from private placements and cash flow from operations.
The working capital deficit at December 31, 1996, was primarily due to $6.0 million of current maturities owed under the Den norske credit facility. However, the credit facility is designed to be repaid with cash flow from operations. The Company's net cash provided by operating activities increased in 1996 to approximately $6.1 million as compared to approximately $350,000 in 1995. The Company expects to meet its debt service obligations in 1997 with the additional cash flow anticipated to be generated from the acquisition and completion of various wells on the South Timbalier Block 148 property. The Company completed five wells and drilled an additional successful developmental well on the property during the fourth quarter of 1996. The
Company also drilled and completed an additional well on the property during the first quarter of 1997. Production from South Timbalier Block 148 is expected to generate between $600,000 and $750,000 of additional cash flow per month. The Company also has additional drilling prospects identified in the Gulf Coast region for 1997 which should also add to cash flow.

          To assist in the Company's ongoing exploration, development and acquisition efforts, the Company has a $30 million credit facility available with Den norske. At December 31, 1996, the borrowing base under the revolving credit facility was $25,083,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent on the value of the mortgaged properties as determined under Den norske's internal lending procedures.
Reductions on the credit facility are also dependent upon the borrowing base. Borrowings under the credit facility are collateralized by substantially all of the Company's oil and gas properties.

          In order to meet current and long-term working capital needs, the Company intends to utilize expected increases in cash flow from oil and gas production activities, potential additional equity raised through private placements, and additional availability under its credit facility as increases in the borrowing base are achieved through oil and gas reserve increases. To immediately assist with the Company's ongoing development of the Gulf Coast region, in February, 1997, the Den norske credit agreement was amended to reduce the interest rate to prime rate plus 1/2% per annum. The borrowing base was redetermined to be $25,000,000; and at March 1, 1997, the Company has $24,083,000 of outstanding borrowings against the borrowing base. Additionally, Den norske established a $2,500,000 development facility which allows the Company to borrow up to $2,500,000 at prime rate plus 2% per annum for development of its Gulf Coast properties. The development facility matures on March 1, 1998, and the Company had borrowings against the development facility of approximately $832,000 at March 17, 1997. The Company also completed two private placements totalling $7,000,000 during 1996, which generated approximately $5.9 million after placement costs. The Company is continuing to seek funds through private placements in 1997 in order to assist funding its exploration, development and acquisition activities. The Company is also exploring the availability of funds through volumetric production payments similar to the production payment consummated in 1996 with Williams Energy Services Company. Volumetric production payments allow the Company to obtain non-recourse financing on specific properties. This type of financing is especially attractive for the Company's Kentucky region production in Appalachia.

          Under the credit facility with Den norske, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the credit facility. The following lists the specific requirements and the actual amounts as calculated under the terms of the credit facility at December 31, 1996:

                                        Required         Actual
                                        --------         ------

Debt coverage ratio                    1.2 to 1.0      1.67 to 1.0
Current ratio                          1.0 to 1.0      1.16 to 1.0
Tangible net worth                     $16,963,257     $25,927,316
General and administrative expenses    $3,178,396      $2,324,008
Quarterly interest ratio               3.0 to 1.0      3.90 to 1.0

          Under the required calculation of the current ratio, the Company is allowed to deduct from current liabilities current amounts of principal and interest due under the credit facility. At December 31, 1996, the Company was in compliance with all of the required financial ratios.

          The following tables summarize the Company's financial position and statements of cash flows at December 31, 1996 and 1995, and for the years then ended:


(Amounts in Thousands)
                                       1996           1995
                                       ----           ----

Working Capital                      $(5,112)         (613)
Property and equipment                53,740        29,984
Other                                  3,345         7,016
                                     -------        ------

                                     $51,973       $36,387
                                     =======       =======

Long-term debt                       $19,422        14,569
Deferred taxes and other               6,183         3,066
Stockholders' equity                  26,368        18,752
                                     -------        ------

                                     $51,973        36,387
                                     =======        ======

                                       43


(Amounts in Thousands)                         1996          1995
                                               ----          ----

Net cash provided by operating activities      6,087           353
Net cash provided by investing activities    (18,851)      (13,391)
Net cash provided by financing activities     12,291        12,746
                                             -------        ------
Decrease in cash and cash equivalents        $  (473)      $  (292)
                                             =======       =======

          As the above tables reflect, the Company's working capital position decreased approximately $4,500,000 which was primarily due to increased borrowings which aided in financing various property acquisitions during 1996. The principal acquisitions were as follows:

          On February 26, 1996, the Company acquired gas properties, equipment and pipelines from AKS. As consideration for the assets, the Company paid $2,909,010 in cash, assumed $125,000 of AKS's severance tax obligations, issued 225,000 shares of the Company's common stock at a value of $3.59 per share and issued warrants with an estimated value of $348,525 to purchase an additional 225,000 shares of the Company's common stock with an exercise price of $5.00 per share and an expiration date of December 31, 1998. In December, 1995, the Company advanced $1,000,000 to AKS as partial consideration for the acquisition which was included in gas properties. The cash included in the purchase price was made available from borrowings under the Company's credit facility.

          The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company would have the right to earn 50% of the remaining undeveloped acreage. However, the joint development agreement was terminated in November, 1996, when the Company decided to focus its development efforts and capital into the Gulf Coast region.

          On July 3, 1996, the Company acquired proved developed and undeveloped oil and gas properties, equipment and pipelines from Century located offshore Louisiana on South Timbalier 148. As consideration for the assets, the Company paid $4,000,000 in cash, issued an Installment Note in the amount of $4,000,000 payable in two equal installments on August 31, 1996, and September 30, 1996 (the Installment Note provided for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), extinguished the Century Note to the Company in the amount of $6,500,000 (Century Note) and assumed existing liens against the assets in the approximate amount of $1,051,000. The parties subsequently entered into an extension agreement, dated September 24, 1996, whereby Century extended the due date of the installment payments until the earlier of the completion of funding of the Company's private placement or five days after written notice from Century. As of December, 1996, the Company's private placement was completed and the Company had completed the funding of the installment payments. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into by and between the Company, Southern Gas and Century, dated July 3, 1996.

          Also on July 3, 1996, the Company, Southern Gas and Century entered into an Asset Purchase Agreement whereby Southern Gas acquired certain rights and interests in undeveloped properties from Century located onshore Louisiana. On August 31, 1996, the parties entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the July 3, 1996, agreement and provided for the Company, through Southern Gas, to acquire between 5.6% and 9.5% contract rights from Century in three undeveloped properties located onshore Louisiana. As consideration for these rights, the Company has paid $4,509,000 in cash.

          On May 22, 1996, through a facility sponsored by Williams Energy Services Company, a subsidiary of the Williams Companies, Inc., and structured by NationsBank, the Company conveyed an approximate 2.2 bcf volumetric production payment in Appalachian wells recently purchased from AKS. The Company received $4.3 million ($4,147,300 after related costs) for the production payment which has an anticipated six year term. Of the funds received, $2.5 million was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

          In July, 1995, in order to fulfill a loan commitment to Century, an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties, the Company and the directors simultaneously agreed to terminate the directors' participation in the Century Note. The Company remains liable to the directors for the outstanding balance at December 31, 1996, of $240,000 plus interest thereon at the rate of 22% per annum. Pursuant to the Termination of Participation Agreements entered into between the Company and the directors, payment of the balance is due in monthly installments of $12,352, beginning April 1, 1997, with the final payment due March 1, 1999.

          In April, 1996, the Company entered into agreements with two individuals, one of whom is a director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was canceled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties. The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum.
The Company has paid the non-affiliated individual in full.
Pursuant to the Termination of Participation Agreement entered into between the Company and the director, payment terms of the balance include $50,000 due and payable by March 10, 1997, and the remaining balance due in monthly installments of $10,293 beginning April 1, 1997, with the final payment due March 1, 1999.

          Since the Company's acquisition of an interest in the South Timbalier 148 Block, it has expended approximately $6.0 million towards the development of the property. In conjunction with the joint interest owner and operator of the property, Newfield Exploration, a second and third production platform were installed in the Company's area of interest and are now in operation. The platforms were installed to accommodate the production developed as a result of the completion of the wells acquired. Nine of the wells purchased are currently producing.

          In addition to the South Timbalier 148 wells acquired, two new wells have been successfully drilled and completed on the property and production had commenced March 1, 1997.

          In order to assist in the Company's continued growth and expansion the Company also completed two private placements during 1996 and one private placement during 1995 as follows:

          In June, 1996, the Company completed a private placement of $1,000,000 ($900,000 net of offering costs). The private placement consisted of 100 units, each unit consisting of 3,300 shares of common stock and one Class A Warrant . Each Class A Warrant entitles the holder to purchase 1,650 shares of the Company's common stock at an exercise price of $4.00 per share. The Class A Warrants are immediately exercisable and expire October 8, 1999.

          In November, 1995 the Company completed a private placement of its common stock which raised $1,235,000 ($1,128,236 net of offering costs). Under the private placement, the Company sold to accredited investors an aggregate of 41.17 units each consisting of 10,000 shares of the Company's common stock, and one Class A Warrant and one Class B Warrant.

          In 1996, the Company filed a Registration Statement, effective in October, 1996, which registered the shares of common stock sold in the private placements and the shares of common stock for which the 1996 and 1995 Class A Warrants may be exercised.

          In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a maturity date one year from date of issuance. The securities are convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or
          (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that are not converted prior to their maturity dates automatically convert on their maturity dates. Interest accrues on the convertible securities until the Company receives notice of the conversion.
          If a security is not converted within five business days after the Company receives notice of the conversion, the Company is obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares are delivered. Prior to the receipt of a conversion notice, the Company has the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price is below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security is suspended, but the Company must pay an additional 1% per month in cash on a pro rata basis until the full redemption price is paid. If the full redemption price is not paid within ten business days after the redemption notice is given, the security holder again has the right to convert the security into shares of common stock. A security holder may fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intends to effect a redemption within the following five business days. If the Company does not respond during said twenty-four hour period, the Company is precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities are convertible within 120
          days after demand is made by a security holder.    As
          of March 1, 1997, $2,273,483 securities have been converted into 1,038,946 shares of common stock.

          In conjunction with the issuance of the convertible securities, the Company paid placement fees and related issuance costs of $1,002,446, inclusive of 173,724 restricted shares of common stock to World Capital Funding, Inc., Denver Colorado, or to persons designated by it, with piggy-back registration rights, in partial payment of the placement agent's fee, and issued five year options to World Capital Funding, Inc., or to persons designated by it, to purchase 100,000 shares of common stock at $4.50 per share.

          The shares of common stock into which the securities are convertible, together with the placement fee shares to World Capital Funding, Inc., or its designees, and the shares underlying the options issued to World Capital Funding, Inc., or its designees, have been registered under an S-3 Registration Statement which was effective on January 23, 1997.

          In addition to the increased bank borrowings and equity raise-ups, the Company's cash provided from operating activities increased approximately $2,100,000 during 1996. The increase was primarily due to higher production levels in the Company's Gulf Coast properties. The acquisition of the South Timbalier 148 property in July, 1996, added approximately $2,400,000 of cash flow during 1996. The majority of this occurred in November and December 1996 when the South Timbalier 148 properties were completely brought on line. The Company has completed an additional well on the block subsequent to December 31, 1996, which will yield an approximate 10% revenue interest.

          Other items which have or will have an effect on the Company's liquidity and capital resources include:

          On January 2, 1996, the Company entered into a stock purchase agreement, as amended, with the holders of the outstanding Series B Preferred Stock. Under the agreement, the Company, or its assignee, had the obligation to purchase the remaining outstanding series B Preferred Stock at $13.70 per share. Payment terms under the agreement were as follows:

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

          Under the letter agreement dated October 17, 1994, the Company had the right to acquire a 10% equity interest in
          the Settle Securities for $4,000,000.   Due to the fact that
          the Company was not in a position to acquire this entity interest, the Agreement was subsequently amended to permit a third party to acquire the Settle Securities. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima, a limited liability company of which an officer/director of the Company is a member. The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. The Company has not guaranteed, nor is it obligated on, the Prima bank loan and the bank will look solely to Prima and its members for payments. In connection with this transaction, the Company entered into the Prima Put, dated March 15, 1995, which provided that, in the event Prima obtained title to the Settle Securities, Prima had the right to require the Company to purchase the Settle Securities for $4,000,000 payable in cash and common stock.

          The Put Agreement with Prima was terminated in July, 1995, and a Call Agreement providing for the Company's ability to call the Settle Securities from the third party member of Prima for $4,000,000 has been substituted therefor. The Call Agreement also provides for non-refundable monthly installments of $31,250 (as originally required under the Prima Put) until such time as a total of $1,000,000 has been advanced under the Call Agreement (including payments previously made under the Prima Put). In the event the Company elects to call the Settle Securities, the advance payments shall be credited toward the purchase price. The Company's right to call the Settle Securities begins January 15, 1997, and ends December 31, 1997. Additionally, a $500,000 Certificate of Deposit held as collateral for Prima's loan was liquidated by the Company and the funds were advanced to Prima under the potential Call Agreement. Prima used the $500,000 to purchase shares of Series B Preferred Stock from a third party which it subsequently converted to common stock. In the event the Company exercises the Call Agreement, the $500,000 will be credit towards the purchase.

          In December, 1995, the Company entered into a severance agreement with its former President and Chief Executive Officer who resigned effective December 31, 1995. Under the agreement, the executive was paid $85,000 and will receive the sum of $10,000 per month through March 31, 1998. In return, the executive surrendered 515,590 1994 Compensatory Stock Option Plan ("CSO") common stock options under a Severance Plan which had exercise prices between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, the executive received 643,987 common stock options at an exercise price of $4.00 per share and which expire on November 29, 2000. He also retained 46,203 CSO common stock options immediately exercisable, previously issued to him, at $3.50 per share which expire on October 11, 2002. The Company also agreed to provide for payment of an office lease through October, 1996, and assigned a 1% gross overriding royalty interest in certain oil and gas properties. As a result of the agreement, the Company recognized a charge against income of $371,346 in 1995 and has an accrued severance liability at December 31, 1996, of $142,293 based on an 8% discount factor.

          On November 27, 1996, the Company entered into a five year corporate relations agreement with CRG, Winter Park, Florida, to assist the Company with its shareholder relations. As consideration for the agreement, the Company paid CRG $550,000 cash and granted CRG a one year option to purchase 100,000 shares of common stock for $3.00 per share, a two year option to purchase 100,000 shares of common stock for $3.60 per share, a three year option to purchase 100,000 shares of common stock for $4.20 per share, a five year option to purchase 100,000 shares of common stock for $4.80 per share, and a five year option to purchase 100,000 shares of common stock for $6.00 per share. The options have a fair value of approximately $1.27 per share.

          The Company plans to continue to focus its oil and gas development efforts in the Gulf Coast for 1997. It has acquired non-operating working interests in other properties along the Gulf Coast, particularly three large salt domes located onshore Louisiana. The funding of this development will continue to be through the Den norske credit facility and development facility and cash generated from operations.

          The oil and gas industry is intensely capital driven and demands on the Company's capital resources may increase further during 1997. The potential increases may result from additional drilling and completion obligations relating to prospects the Company holds in the Gulf Coast and the possibility of future joint ventures, acquisitions or other arrangements to assist in increasing the Company's reserve base and production revenues.

          The continued expansion of the Company's development and acquisition activities are expected to be financed with internally generated cash flow, additional borrowings under the credit facility and new financings, if available. In the event that cash flow or available borrowings under the credit facility are not sufficient, or if additional financing is needed and cannot be obtained, the Company believes that it could be required to reduce its growth oriented expansion strategy. The completion or success of any new opportunities is subject to a number of factors, including the price of oil and gas and the ability of the Company to raise additional capital or obtain debt financing on terms acceptable to the Company. Many of these factors are outside of the Company's control. There can be no assurance that the Company will be able to undertake any of these opportunities or that, if undertaken, they will prove successful.

ITEM 7.  FINANCIAL STATEMENTS:

          The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          There have been no changes in or disagreements with accountants on accounting and financial disclosure during 1996 and 1995.












                           (LEFT BLANK INTENTIONALLY)

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT:

          DIRECTORS AND EXECUTIVE OFFICERS:

                   Information concerning the names, ages, positions and business experience of the current directors and executive officers of the Company is set forth below.

          Name                    Age      Position
          ----                    ---      --------

Douglas L. Hawthorne              55       Chairman of the Board (1) and
                                            a member of the Board Audit
                                            and Compensation Committees
Donald A. Schellpfeffer           54       Director and a member of the
                                            Board Audit and Compensation
                                            Committees
Leonard K. Nave                   61       Director (2)
Rick G. Avare                     35       Director, President and Chief
                                            Executive Officer (3)
David Fox, Jr.                    76       Director and a member of the
                                            Board Audit and Compensation
                                            Committees
Jeffrey J. Hausman                39       Chief Financial Officer (4)
                                            and Treasurer (has tendered
                                            his resignation effective
                                            April 1, 1997)

Ralph A. Currie                   42       Chief Financial Officer-Elect
                                            (effective April 1, 1997) (5)

(1) Also serves as a director of ARI's wholly owned subsidiary, Southern Gas Co. of Delaware, Inc. ("Southern Gas")
(2) Also serves as Chairman of the Board, President and Chief Executive Officer of Southern Gas.
(3) Also serves as a director, a Vice President of Finance and Chief Operating Officer of Southern Gas.
(4)       Also serves as Chief Financial Officer of Southern Gas.
(5)       Will also serve as Chief Financial Officer of Southern Gas.

          Directors of the Company are elected to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.
The Company anticipates holding its 1997 annual meeting in the second quarter of 1997.

          DOUGLAS L. HAWTHORNE, age 55, has been a director and Chairman of the Board of ARI since March 29, 1993, and has been a director of Southern Gas since February, 1994. In August, 1996, he was appointed to the newly established Audit and Compensation Committees of ARI's Board. Since February, 1995, Mr. Hawthorne has been a director of Bullet Sports International, Inc. Since 1992, Mr. Hawthorne has been a principal of Carillon Capital, Inc., a Dayton-based investment banking firm. From 1991 to 1994, Mr. Hawthorne was a principal in SPECTRA Group, Inc., a management consulting firm, also based in Dayton, Ohio. From 1986 to 1991, Mr. Hawthorne served as the Chairman of the Board, President and Chief Executive Officer of Society Bank, N.A., Dayton, Ohio ("Society Bank"). From 1971 through 1992, he held a variety of positions within The Third National Bank and Trust Company ("Third National"), and its successor, Society Bank, as it grew from $200 million to $3 billion in assets with 90 offices spanning Southern Ohio. Mr. Hawthorne initially served as Vice President of Corporate Development, Research and Planning of Third National, and subsequently assumed successively more responsible senior management positions, culminating as Chief Executive Officer in 1984. During his association with Society Bank, Mr. Hawthorne was a member of the Executive Management Committee and Society Bank's Retail Bank Operating Committee. From 1976 to 1996, he served as Board Trustee and, most recently, as Vice Chairman of MedAmerica Health Systems Corporation and Chairman of MedAmerica International Insurance, Ltd. From 1992 to March, 1995, Mr. Hawthorne served as a Trustee of Wright State University and is currently a Trustee of The Dayton Foundation. He received his undergraduate degree from Wabash College and attended New York University's Graduate School of Business as well as many professional development programs.

          DONALD A. SCHELLPFEFFER, M.D., age 54, has served as a director of ARI since March, 1993. In August, 1996, he was appointed to the newly established Audit and Compensation Committees of ARI's Board. Since 1985, Dr. Schellpfeffer has served as a full time practicing anesthesiologist and medical doctor at the Sioux Falls Surgical Center, Sioux Falls, South Dakota. Dr. Schellpfeffer was a major investor in one of the drilling programs sponsored by Standard Oil & Exploration of Delaware, Inc. ("Standard Oil") and was one of the co-plan proponents of Standard Oil's Plan of Reorganization (the "Plan"). Upon consummation of the Plan, Dr. Schellpfeffer exchanged his administrative claims against Standard Oil for equity securities of the Company. See "Certain Relationships and Related Transactions." In January, 1974, he purchased a limited partner interest in Grenoble Partnership, a South Dakota Limited Partnership which owned and operated an apartment complex in Nebraska. In 1987, he was elected as general partner of that partnership. In August, 1991, that partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). Through restructuring and extension of loans, all creditors have been satisfied, and that partnership's plan of reorganization was confirmed on November 15, 1992.

          LEONARD K. NAVE, age 61, has served since February, 1994, as Chairman of the Board, Chief Executive Officer, President and a director of Southern Gas. He has served as a director of ARI since September, 1994, and served in that position from March 29, 1993, to April 27, 1993. Since February, 1995, Mr. Nave has served as a director for Bullet Sports International, Inc. Mr.
Nave served as the President, Chief Executive Officer and a director of Southern Gas Company, Inc. ("SGC"), a Kentucky corporation, from its inception in March, 1983, until its dissolution in February, 1995. Since October, 1988, Mr. Nave has served as the President and a director of Southern Gas Holding Company, Inc. ("SGH"), the parent company of SGC. See "Certain Relationships and Related Transactions." In addition, Mr. Nave currently holds the following positions: President and a director of Nawenco Equipment, Ltd. (since March, 1992); and President and a director of Woodway Farms, Inc. (Since August, 1983). In
February, 1996, Mr. Nave filed for reorganization and protection under Chapter 11 of the Code. This action was initiated primarily because of the attempted enforcement of certain guaranties which Mr. Nave had signed on behalf of an unrelated corporation. From November, 1991, through 1995, Mr. Nave was
Vice President and a director of Maxwell House, Inc.; and from May, 1983, through September, 1994, he served as Vice President and a director of Wright Resources, Inc. From 1980 to 1983, Mr.
Nave was a senior partner in the law firm of Nave, Williams &
Palmore (now Jackson & Kelly) in Lexington, Kentucky. Mr. Nave received his Bachelor of Arts degree from the University of Kentucky in 1956 and a Bachelor of Laws and Letters degree from the University of Kentucky College of Law in 1959. Mr. Nave, who has been engaged in energy and related activities for more than twenty years, pioneered and implemented the first and largest direct sale of natural gas on the Columbia Gas of Kentucky system. Mr. Nave is an active member of the Kentucky Bar
Association.

          RICK G. AVARE, age 35, has served as President and Chief Executive Officer of ARI since May 15, 1996, and as a director of ARI since September, 1994. He has also served as Chief Operating Officer of Southern Gas since January 1, 1996, and as Vice President, Treasurer and a director of Southern Gas since February, 1994. Mr. Avare served as Chief Operating Officer and Executive Vice President of ARI from August, 1995 until May 15, 1996, and he served as Chief Financial Officer of ARI from September, 1994, through December, 1995. He also served as Chief Financial Officer of Southern Gas from February, 1994 through December, 1995. Since March, 1995, Mr. Avare has served as the Administrative Member for Prima Capital, LLC. From February, 1995, to November 15, 1995, Mr. Avare served as a director for Bullet Sports International, Inc. From March 29, 1993, to April 27, 1993, Mr. Avare served as a director of ARI. Mr. Avare was the Vice President of Finance and Treasurer of SGC from 1987 until its dissolution in 1995. He has served SGH as Chairman of the Board and Chief Executive Officer since January, 1995, and as a director and Vice President and Secretary since October, 1988. See "Certain Relationships and Related Transactions." Prior to his involvement with SGC, Mr. Avare was employed by the national accounting firm of Grant Thornton (now part of KPMG Peat Marwick,
LLP) in Lexington, Kentucky. Mr. Avare received his Bachelor of Arts degree from Transylvania University in Lexington, Kentucky, in 1983 and his Masters in Accounting from the University of Kentucky in 1985. Mr. Avare is a certified public accountant and is currently a member of the American Institute for Certified Public Accountants and the Kentucky Society of Certified Public Accountants.

          DAVID FOX, JR., age 76, has served as a director of ARI since August, 1996. In August, 1996, he was also appointed to the newly established Audit and Compensation Committees of ARI's Board. Mr. Fox has served as Vice Chairman and Secretary-Treasurer of McJunkin Appalachian Oil Field Supply Company since 1989. He also currently holds the position of President of Appalachian Production Co., an oil and gas producing company, as well as President and Chairman of the Board of FGO, Inc., a West Virginia corporation engaged in developing residential real estate properties in and around Huntington, West Virginia; and President and a Director of Charleston National Properties, LLC, a real estate development company in the Charleston, South Carolina, area. Mr. Fox also currently serves as a Director of KYOWVA Container Corporation; River Cities Association; Bank One, West Virginia, Charleston; Bank One, West Virginia; and the Marshall University Foundation. During the past five years, Mr. Fox served as President of the Marshall University Foundation. Mr. Fox is a graduate of Greenbrier Military School and attended Marshall University. He is a past President of Branchland Pipe and Supply Company and has more than fifty years of experience in energy and related activities.

          JEFFREY J. HAUSMAN, age 39, has served as Chief Financial Officer of the Company since January 1, 1996, and also serves in that same capacity for Southern Gas. He has also served as Treasurer of ARI since August, 1996. Mr. Hausman resides in Nashville, Tennessee, where he has been a Partner with the public accounting firm of William Puryear & Co. since 1987. Mr. Hausman received a degree in Business Administration from the University of Notre Dame in 1979. He is a certified public accountant and is currently a member of the American Institute of Certified
Public Accountants and the Tennessee Society of Certified Public Accountants. Due to the excess time required of Mr. Hausman's position as a result of the Company's growth, and his family's desire to remain in Nashville, Mr. Hausman has tendered his resignation as an officer of the Company effective April 1, 1997.

          RALPH A. CURRIE, age 42, has been elected to serve as Chief Financial Officer and Treasurer of both ARI and Southern Gas effective April 1, 1997. From November, 1994, to the present,
Mr. Currie has served as Chief Financial Officer of American Rehabilitation Group, P.S.C., a Kentucky-wide physical therapy company. From April, 1991, until November, 1994, he was a partner with the regional business and financial planning firm of Cramer, Currie & Company, Lexington, Kentucky. From 1976, until April, 1991, he held various positions with the national accounting firm of KPMG Peat Marwick, LLP, the most recent of which was from 1987 until 1991 as Partner-in-Charge-Tax in the Lexington, Kentucky, office. Mr. Currie received his B.S. degree in Accounting from Kansas State in 1976. He is a certified public accountant and is currently a member of the following organizations: Lexington Habitat for Humanity (1991-Present, President in 1994; Treasurer 1991-1992), Lexington Arts and
Cultural Counsel (1990-Present, Allocations Committee member),
Kansas State University (Foundation Trustee 1986-Present,
Presidents Club Member 1984-Present), the American Institute for Certified Public Accountants, and the Kentucky Society of
Certified Public Accountants.

          MEETINGS AND COMPENSATION:

          During the year ended December 31, 1996, the Board of Directors of the Company met on 10 occasions, either in person or telephonically. Each of the Company's directors attended at least 75% of the meetings of the Board of Directors. In August, 1996, the Company's Board of Directors established an Audit Committee and a Compensation Committee and appointed Messrs. Hawthorne, Schellpfeffer and Fox to serve on both of the Committees. The Committees are charged with reviewing on a periodic basis the Company's processes for producing financial data, its external controls, the independence of the Company's external audit and the Company's executive compensation programs.

          During 1996, the Company's non-employee director, Dr. Schellpfeffer, received no compensation for his services to the Company; however, he was reimbursed for reasonable travel expenses incurred in connection with his attendance at meetings of the Board of Directors. In addition, non-employee directors are eligible for stock options granted under the Company's 1994 Compensatory Stock Option Plan.

          FAMILY RELATIONSHIPS:

          There are no family relationships among directors, executive officers or persons nominated or chosen to become directors or executive officers of the Company.

          LEGAL PROCEEDINGS:

          During the past five years, no directors or executive officers or persons nominated or chosen to become directors or executive officers of the Company, other than Donald A. Schellpfeffer, were general partners or directors of any business either at the time a bankruptcy petition was filed by or against such business or within two years prior to that time. Donald A. Schellpfeffer was the general partner of Grenoble Partnership, a South Dakota Limited Partnership, when that partnership filed a petition under Chapter 11 of the Code.

          During the past five years, no directors or executive officers or persons nominated or chosen to become directors or executive officers of the Company were (i) convicted in any criminal proceeding or the subject of any criminal proceeding (other than traffic violations and other minor offenses), (ii) subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or (iii) found by a court of competent jurisdiction in a civil proceeding, the Securities and Exchange Commission or the Commodities Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely upon a review of the copies of such forms furnished to the Company or written representations that no other reports were required, the Company believes that during the 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that the initial Form 3 filings for Messrs. Hausman and Fox were late.

ITEM 10.  EXECUTIVE COMPENSATION:

          The table below sets forth information concerning the annual and long-term compensation for services to the Company and its subsidiary, Southern Gas, for the fiscal years ended December 31, 1996, 1995 and 1994 of those persons who were, at December 31, 1996 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"):

                  SUMMARY COMPENSATION TABLE

                                                      Annual                               Long-Term
                                                   Compensation                           Compensation
                                                   ------------                           ------------

                                                                    Securities
                                                                    Underlying                 All Other
Name and Principal                                    Other Annual     Stock         LTIP       Compen-
Position (1)             Year     Salary     Bonus    Compensation    Options       Payouts     sation
------------             ----     ------     -----    ------------    -------       -------     ------

Douglas L. Hawthorne     1996        --         --       $60,000      354,315          --            --
Chairman of the Board    1995        --         --        54,000      354,315          --            --
                         1994        --         --        27,000      182,712          --            --

Leonard K. Nave          1996    $175,761       --       $ 3,281      271,603          --      $8,750(2)
Chairman of the Board    1995     175,500       --         4,692      246,603          --       8,750(2)
President & Chief        1994     175,000       --            --      100,000          --       8,750(2)
Executive Officer,
Southern Gas

Rick G. Avare            1996    $137,684  $50,000(3)    $17,400(4)   493,204          --      $6,846(2)
President & Chief        1995      99,546   50,000(5)     18,533(6)   268,204          --       4,952(2)
Executive Officer        1994      63,978       --        11,023(7)    50,000          --       5,000(2)

Jeffrey J. Hausman       1996     $71,546       --            --       25,000          --          --
Vice President & Chief   1995          --       --            --           --          --          --
Financial Officer        1994          --       --            --           --          --          --

(1) The disclosures in this table for Messrs. Hawthorne and Hausman have been provided for informational purposes only and in light of their status as significant employees of the Company. SEC rules require only the disclosure of the four most highly compensated executive officers whose total annual salary and bonus exceeds $100,000.

(2)) Represents contribution made on behalf of the Named Officer to a 401(K) plan.

(3) Represents a bonus for the Named Officer which was accrued as of December 31, 1996, and $30,000 of which was paid in February, 1997.

(4)       Includes car allowance of $11,907.

(5) In December, 1995, the Board of Directors approved a bonus for the Named Officer which was accrued as of December 31, 1995, and paid in January, 1996.

(6)       Includes car allowance of $12,038.

(7)       Represents a car allowance.


          The table below contains information on grants of stock options during 1996 to the Named Officers. No stock appreciation rights were granted during 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                    Percent of
                    Securities     Total Options
                    Underlying      Granted to
                     Options       Employees in    Exercise Price    Expiration
    Name            Granted (#)       1996          ($/share)(4)        Date
    ----            -----------       ----          ------------        ----

Leonard K. Nave      25,000(1)         5.0%             $4.50        03/03/2001

Rick G. Avare       225,000(1)        45.1%             $4.50        03/03/2001

Jeffrey J. Hausman   75,000(2)        15.0%             $4.50           (3)

(1) These options were granted on March 4, 1996, under the Company's CSO Plan and are immediately exercisable.

(2) These options were granted on March 4, 1996, under the Company's CSO Plan, and they vest 25,000 immediately; 25,000 on March 4, 1997; and 25,000 on March 4, 1998.

(3)       Five years from date of vesting (i.e., 25,000 expire
          3/3/2001, 25,000 expire 3/3/2002, and 25,000 expire
          3/3/2003.

          Shown below is information with respect to all unexercised options to purchase the Company's Common Stock granted to the Named Officers through the end of fiscal year 1996. No options were exercised by the Named Officers during 1996. No stock appreciation rights have been granted.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                    Value of
                                             Number of Securities  Unexercised
                                                 Underlying       in-the-Money
                                              Unexercised Options   Options
                       Shares                     at FY-End       at FY-End($)
                     Acquired on    Value        Exercisable/     Exercisable/
       Name          Exercise(#)   Realized($)   Unexercisable    Unexercisable
       ----          -----------   -----------   -------------    -------------

Douglas L. Hawthorne      --           --           354,315/0         0/0

Leonard K. Nave           --           --           271,603/0         0/0

Rick G. Avare             --           --           493,204/0         0/0

Jeffrey J. Hausman        --           --          25,000/50,000      0/0

          On April 14, 1994, the Board of Directors adopted two formal stock plans: (i) the CSO Plan, and (ii) the 1994 Employee Stock Compensation Plan ("Employee Plan"). The CSO Plan is a compensatory (non-statutory) stock option plan covering 2,000,000 (post-reverse stock split) shares of the Company's common stock, which is not a qualified plan under Section 422 of the Internal Revenue Code of 1986. The number of shares authorized for issuance under the CSO was originally 750,000; however, this amount was increased to 2,000,000 on June 22, 1995, by approval of the shareholders.

          The Employee Plan is an employee stock compensation plan covering 650,000 (post-reverse stock split) shares of the Company's Common Stock. The Employee Plan is not qualified under section 401(a) of the Internal Revenue Code of 1986.  As of
December 31, 1995, 271,000 shares have been issued under the Employee Plan.

          From March 19, 1994, and at various dates until February 2, 1995, the Company entered into separate Compensatory Stock Option Agreements with the following individuals: (i) Douglas L.
Hawthorne, Chairman of the Board; (ii) Donald Schellpfeffer, Director; (iii) Leonard K. Nave, Director of the Company and President, Chief Executive Officer and a Director of Southern
Gas; and (iv) Rick G. Avare, Director and President and Chief Executive Officer of the Company and Director, Vice President of Finance and Chief Operating Officer of Southern Gas. Pursuant to the terms of these agreements, Messrs. Hawthorne, Schellpfeffer, Nave and Avare were granted options to purchase 307,712, 150,000, 200,000 and 175,000 shares of Common Stock, respectively, at exercise prices of between $6.00 and $8.00 per share and expiring between March 18, 2003, and February 1, 2005. Effective March 4, 1996, the Board of Directors of the Company approved a Resolution wherein all options previously granted under the CSO
Plan may be amended, at the election of the optionee, to provide that the option price be reduced to $4.50 per share and the term be reduced to 5 years from March 4, 1996.

          On November 12, 1996, the Company's Board of Directors adopted an Incentive Bonus Plan (the "Bonus Plan"). The Bonus Plan provides that in each Contribution Period, as hereinafter defined, (the "Bonus Period") the Company will make a Bonus Contribution to the Bonus Plan. One-half of the Bonus Contribution will be an amount equal to two and one-half cents ($.025) per million cubic feet equivalent of the net increase in the Company's proved producing reserves during the Bonus Period; and the other one-half of the Bonus Contribution will be an amount equal to two percent (2%) of the Company's net income before taxes during the Bonus Period as determined in accordance with generally accepted accounting principles, excluding extraordinary items such as net gain or loss resulting from the sale, exchange or other disposition of capital assets (other than in the ordinary course of business), and, to the extent deducted in arriving at net income, interest, depreciation, depletion and amortization expenses. Provided, however, that the Bonus Contribution made during any Bonus Period cannot exceed the sum of $500,000.

          The initial contribution period begins January 1, 1997, and calendar year 1997 and each successive calendar year thereafter constitutes a Contribution Period until such time as the Bonus
Plan is modified or terminated by the Board of Directors.

          Within 60 days after the end of each Bonus Period, the President of the Company is required to recommend the manner in which the Bonus Contribution is to be distributed among the Company's Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents, General Counsel, Corporate Secretary and other key personnel. All distributions are subject to approval by the Compensation Committee of the Board of Directors and by the Board of Directors.

          EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS:

          On March 19, 1993, the Company executed a five-year employment agreement with Mr. Hawthorne, its Chairman of the Board, providing for such compensation as the Board of Directors deems appropriate and the grant of an option to purchase 392,541 shares of the Company's common stock (which number was subsequently adjusted to 32,712 following connection with the Company's reverse stock splits). Pursuant to the terms of a separate registration rights agreement, Mr. Hawthorne also was granted piggy-back registration rights with respect to the securities underlying the options granted under his employment agreement; however, on July 15, 1994, the Board of Directors cancelled the previously issued options and granted replacement options to Mr. Hawthorne on the same terms as the previous options but with a new exercise price. These replacement options were issued under the Company's 1994 CSO. Mr. Hawthorne's employment agreement does not require that he devote his full time to the Company.

          In August, 1993, SGC executed a five-year employment agreement with Mr. Nave providing for such compensation as the Board of Directors deems appropriate and providing for severance pay to Mr. Nave under certain conditions. The Company assumed this agreement as a result of the purchase transaction with SGC in February 1994.

          On November 12, 1996, the Company entered into an Employment Agreement with Rick G. Avare, the Company's President and Chief Executive Officer, to serve in such capacity for a period of five years. If written notice of intent to terminate the agreement is not given by either party at least six months prior to the third anniversary of the agreement, after the fifth anniversary of the agreement it is automatically extended from year to year unless either party gives written notice of intent to terminate at least six months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Mr. Avare's agreement to serve as President and Chief Executive Officer, the Company agreed to pay him a salary of $160,000 per year plus benefits customarily paid to executives holding similar positions. Mr. Avare's salary is subject to annual review by the Board of Directors. It can be increased by the Board of Directors, but it cannot be decreased.

          On the same date, the Company entered into a Change of Control Agreement with Mr. Avare. The agreement is for a term of five years. If written notice of intent to terminate the agreement is not given by either party at least six months prior to the third anniversary of the agreement, after the fifth anniversary of the agreement it is automatically extended from year to year unless either party gives written notice of intent to terminate at least six months prior to the next anniversary date, at which time the agreement will terminate. Provided, however, the Company is prohibited from giving notice of intent to terminate if within one year prior to the termination date the Company has received notice of or has reason to believe that a change of control may occur.

          The agreement provides that if a change of control occurs and Mr. Avare's employment subsequently terminates for any reason, the Company will pay to Mr. Avare an amount of monies equal to the sum of (i) any monies due him under the remaining term of his employment contract, (ii) any monies received by him from the sale of the Company's common stock acquired as the result of the exercise of stock options, (iii) 2.99 times the bonus awarded to him for the prior year under the Company's Incentive Bonus Plan or $300,000, whichever is greater, and (iv) all legal fees and expenses incurred by him as a result of such termination and in seeking to obtain or enforce any right under the agreement. In addition, the Company is obligated to permit
Mr. Avare to participate, for a period of three years after termination, in the Company's insurance programs at no cost to Mr. Avare.

          Under the agreement, a change of control is deemed to occur if (i) any person or group of persons, other than a group of persons consisting of the Company's officers and directors as of the date of the agreement, acting in concert, acquires beneficial ownership of the Company's then outstanding capital stock representing 20% or more of the voting power of all of such shares, (ii) the Company or any of its subsidiaries sell, assign or transfer assets for consideration greater than 50% of the book value of the Company's then consolidated assets as determined under generally accepted accounting principles, (iii) the Company or any of its subsidiaries merge, consolidate or otherwise reorganize and the Company's officers and directors as of the date of the agreement receive less than 35% of the voting power of the capital stock of the surviving or resulting entity, (iv) the Company adopts a plan of liquidation or dissolution, (v) the commencement of a tender offer for the Company's common stock, which, if successful, would result in a deemed change of control as defined in the agreement, (vi) a determination by the Board of Directors of the Company, in view of then current circumstances or impending events, that a deemed change of control as defined in the agreement has occurred or is imminent, (vii) the persons who were directors of the Company immediately prior to any merger, consolidation, sale of assets or contested election, or any combination of the foregoing, cease to constitute a majority of the Company's Board of Directors, and (viii) the persons who were directors immediately prior to a tender offer or exchange offer for the Company's voting stock (other than by the Company or any of its subsidiaries) cease to constitute a majority of the Company's Board of Directors within two years after such tender or exchange offer.

          The Company also maintains Indemnity Agreements with Rick G. Avare, in his capacity as President and Chief Executive Officer;
Jeffrey J. Hausman, its Chief Financial Officer; Karen M.
Underwood, its Corporate Secretary; and Douglas L. Hawthorne,
Donald A. Schellpfeffer, Leonard K. Nave, Rick G. Avare and David
Fox, Jr., its Board of Directors.

          MANAGEMENT CHANGES:

          Andrew J. Kacic served as President, Secretary and Treasurer of the Company from the Company's inception in August, 1992, until he resigned effective December 31, 1995. He also served as a director of the Company from August, 1992, until August, 1996. Jonathan B. Rudney, an investor in Century, was elected President and Chief Executive Officer of the Company on January 1, 1996; however, he resigned in May, 1996, to avoid a conflict of interest in connection with the Company's negotiations for the purchase of oil and gas properties from Century. Rick G. Avare, who has served as a director of the Company since September, 1994, and who had served as Executive Vice President and Chief Operating Officer of the Company since August, 1995, succeeded
Mr. Rudney as President and Chief Executive Officer. Mr. Kacic did not stand for reelection as a director, and his position on the Board was filled by the election of David Fox, Jr., at the Company's Annual Meeting of Shareholders held on August 14, 1996.

          Jeffrey J. Hausman has served as Chief Financial Officer of the Company since January 1, 1996, and Treasurer since August,
1996. During this time, Mr. Hausman has resided with his family in Nashville, Tennessee. Due to the excess time required of Mr. Hausman's position as a result of the Company's growth and his family's desire to remain in Nashville, Mr. Hausman has tendered his resignation as an officer of the Company effective April 1, 1997. However, he has agreed to continue with the Company in an advisory capacity. Mr. Hausman will be succeeded by Ralph A.
Currie.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT:

          The following table reflects certain information regarding the beneficial ownership of the outstanding equity securities of the Company as of March 17, 1997, to the extent known to the Company's Board of Directors. Such information is included for
(i) persons who own 5% or more of such equity securities, (ii) directors, (iii) the executive officers identified in the discussion under the heading "Executive Compensation" (the "Named Executives"), and (iv) officers and directors of the Company as a group. Unless otherwise indicated, the Company believes that each person named below has the sole power to vote and dispose of the equity securities beneficially owned by such person.

                                               Shares
 Beneficial Owner               Title       Beneficially       Percent
   Name/Address                Of Class       Owned(1)        Of Class(2)
   ------------                --------       --------        -----------

Douglas L. Hawthorne(3)(9)   8% Preferred        3,334           1.24%
4325 Delco Dell Road         Common Stock      521,833           6.59%
Kettering, OH 45429

Donald A. Schellpfeffer, M.D.(3)(11)
910 East the Street          Common Stock      506,170           6.49%
Sioux Falls, SD 57105

Southern Gas Holding
  Co., Inc.                  Common Stock      993,623          13.14%
160 Morgan Street
Versailles, KY 40383

Leonard K. Nave(3)(4)(7)
160 Morgan Street            Common Stock    1,416,744          18.08%
Versailles, KY 40383

                                               Shares
 Beneficial Owner               Title       Beneficially       Percent
   Name/Address                Of Class       Owned(1)        Of Class(2)
   ------------                --------       --------        -----------

Leonard K. Nave,
  Trustee(4)(5)              Common Stock      993,623           13.14%
160 Morgan Street
Versailles, KY  40383

Rick G. Avare(3)(4)(6)       8% Preferred      187,500           69.74%
160 Morgan Street            Common Stock    2,048,253           24.85%
Versailles, KY 40383

David J. Fox, Jr.            Common Stock       38,834             *
Appalachian Production Company
605 9th Street, Ste. 519
Huntington, WV  25701

Jeffrey J. Hausman(8)        Common Stock       50,000             *
160 Morgan St.
Versailles, KY 40383

Whispering Pines of
 Thomasville, Inc.           8% Preferred       28,334           10.54%
P. O. Box 638
Thomasville, GA

Andrew J. Kacic(3)(10)       Common Stock      844,822           10.24%
6119 N. Black Bear Loop
Tucson, AZ  85715

Directors and Executive Officers
as a group (6 persons)       All classes     3,106,931           33.93%

 * Represents less than 1% of the Company's outstanding stock for the indicated class.

(1) Share information reflects the 1-for-4 reverse stock split of the Company's common stock effected on June 8, 1994. 8% Preferred Stock is convertible into common stock at the rate of one share of common stock for each share of Preferred Stock.

(2) Percentage assumes full exercise of outstanding options and warrants to purchase shares of the Company's common stock and conversion of 8% Preferred Stock into common stock.

(3) Includes 147,482 shares of common stock jointly owned by Messrs. Hawthorne, Kacic, Schellpfeffer, Nave and Avare. Each joint owner disclaims beneficial ownership of 80% of such shares.

(4) Includes 993,623 shares of common stock owned by Southern Gas Holding Company, Inc. ("SGH"). SGH is owned 52.5% by Rick G. Avare, 7.5% by Leonard K. Nave, individually, and 32.5% by Leonard K. Nave, as Trustee (See Note 5). Messrs. Avare and Nave, individually and as trustee, disclaim the beneficial ownership of such shares of the Company's common stock to the extent they exceed their respective percentage ownership of SGH.

(5) Leonard K. Nave is both the grantor and trustee of a trust which owns 325 shares (32.5%) of SGH. The Trust Agreement provides that 75 shares (7.5%) shall be distributed to each of his three children and 100 shares (10%) shall be distributed to his wife not later than April 30, 2000. Neither Mr. Nave's wife nor children have a right to vote the shares or to cause the trust to sell or otherwise dispose of them.

(6) Includes 680,704 shares subject to options and conversion rights exercisable within 60 days, 147,482 shares owned by Prima Capital, LLC ("Prima"), in which Mr. Avare owns a 20% interest, and 1,134 shares owned by JJR Investments, a Kentucky general partnership. Mr. Avare disclaims beneficial ownership of 80% of the shares of the Company's common stock owned by Prima.

(7) Includes 271,603 shares subject to options exercisable within 60 days.

(8) Includes 50,000 shares subject to options exercisable within 60 days.

(9) Includes 358,629 shares subject to options, warrants and conversion rights exercisable within 60 days and 14,500 shares held in Mr. Hawthorne's retirement plan.

(10) Includes 690,590 shares subject to options exercisable within 60 days and 6,750 shares owned by the Andrew J.
          Kacic Profit Sharing Plan.

(11) Includes 207,415 shares subject to options and warrants exercisable within 60 days, 20,729 shares subject to warrants exercisable within 60 days held by Anesthesia Association, Inc. ("AAI"), 6,122 shares subject to warrants exercisable within 60 days held by Midwest Anesthesiology Profit Sharing Plan, 10,655 shares held by AAI, 470 shares held by Midwest Anesthesiology Service II Profit Sharing Plan, 2,068 shares held in trusts for the benefit of Dr. Schellpfeffer's children, with respect to which Dr. Schellpfeffer acts as custodian, 12,185 shares held in Individual Retirement Plans for Dr. Schellpfeffer and members of his family, and 70,872 shares held by DARS Limited, of which Dr. Schellpfeffer is a principal.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          BANKRUPTCY PROCEEDINGS:

          Donald Schellpfeffer, a director and beneficial owner of more than 5% of the Company's Common Stock, Boyt Investment Company, Donald Szymik, John Dennis, James Perry and Lavonne Anderson (collectively, the "Sioux Falls Investors") were working interest owners in the Sand Lake Project, which was owned at such time in part by the Company's predecessor, Standard Oil.
Standard Oil filed a petition under Chapter 11 of the Code in April, 1991. Andrew J. Kacic was a director and executive officer of Standard Oil when the petition was filed.
Collectively, the Sioux Falls Investors invested pre-petition

$771,750 in the Sand Lake Project in late 1989 and received in exchange therefor a 24.5% working interest in the Project. The Sioux Falls Investors also provided, post-petition, $737,924 toward expenses incurred in performing an inquiry into the financial status of Standard Oil as well as toward legal and accounting expenses, the salary of Mr. Kacic and other fees necessary to develop and consummate the Plan. The funds advanced by the Sioux Falls Investors were designated as administrative expenses in the Plan for which they received Preferred Stock. Additionally, Jonathan B. Rudney, who was President of the Company from January 1, 1996, until May 15, 1996, was Chief Operating Officer of Century when it filed for bankruptcy protection under Chapter 11 of the Code in August, 1993. In 1996, Leonard K. Nave, a director of ARI, a director and executive officer of Southern Gas and a beneficial owner of more than 5% of the Company's Common Stock, filed for reorganization and protection under Chapter 11 of the Code. This action was initiated primarily because of the attempted enforcement of certain guaranties which Mr. Nave signed on behalf of an unaffiliated corporation.

          SOUTHERN GAS, SGC AND SGH:

          Mr. Nave, in his capacity as Trustee of a Trust for the benefit of his family, an executive officer of Southern Gas and director of ARI, and Mr. Avare, an executive officer of Southern Gas and an executive officer and director of ARI, are the principal stockholders, directors and executive officers of SGH. SGH was the parent company of SGC, a Kentucky corporation; and as part of the dissolution of SGC, SGH received 993,623 shares of common stock of the Company. From March 29, 1993, to April 27, 1993, Messrs. Nave and Avare served as directors of the Company and have served as directors continuously since September, 1994. During 1994 and 1995, the Company engaged in various transactions involving SGH and SGC and certain third parties regarding the acquisition of oil and gas properties and interests therein, including the acquisition of substantially all of the assets and certain liabilities of SGC in February, 1994. At the time such transactions were negotiated and consummated, Messrs. Nave and Avare were neither directors nor officers or stockholders of the Company.

          In 1995, the Company purchased a pipeline in the Gausdale Field for $400,000 from SGH. The price was determined based upon future estimated cash flows from transportation fees discounted at 10%.

          At December 31, 1996, the Company has made advances to SGH totaling $163,728 which the principals of SGH intend to secure with Shares of Company Stock as it becomes available.

          SEQUA TRANSACTIONS:

          At December 31, 1994, Sequa Financial Corporation ("Sequa") held 6.57% (202,800 shares) of common stock of the Company.
Pursuant to a Settlement Agreement dated February 28, 1994, among
Sequa, SGC, SGH, Wright Resources, Inc., Natural Resources

Services, Inc. and Leonard K. Nave (the "Settlement Agreement"), Sequa agreed to the settlement of SGC's indebtedness of approximately $10,500,000 (including accrued interest) in consideration for the payment in cash of $5,750,000 and 811,200 shares (pre-reverse split) of the Company's restricted common stock (which were issued to SGC pursuant to an Asset Purchase Agreement therewith and subsequently transferred by SGC to Sequa).

          In connection with the transfer to Sequa of the 811,200 shares of common stock, the Company, SGC, SGH and Sequa entered into a Stockholders Agreement dated February 28, 1994 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, Sequa granted to the Company the right and option (the "Call Option") to purchase from Sequa 311,200 restricted shares of common stock of the Company (the "Call Shares") for an aggregate purchase price of $750,000 plus earnings accrued thereon from the closing to the date of payment at an interest rate of 15% per annum. This Call Option expired by its terms on December 31, 1994.

          The Shareholders Agreement also granted unlimited piggy-back registration rights to Sequa exercisable in connection with the Company's registration of any of its stock or other securities under the Securities Act of 1933. The shares were included in an S-3 Registration Statement filed by the Company which became effective October 8, 1996. Sequa has since liquidated its share position.

          OFFICE LEASE:

          In connection with the acquisition of the assets of SGC, The Company has assumed the obligations of a certain lease dated June
1, 1986, between Nave Properties, a sole proprietorship, and SGC relating to certain office space located in Versailles, Kentucky.
This office serves as the principal headquarters of Southern Gas (formerly the principal headquarters of SGC); and effective
January 31, 1996, the Company's Scottsdale, Arizona, office was closed and operations were consolidated in the Kentucky office.
Nave Properties, which is owned by Leonard K. Nave, is an affiliate of the Company. The lease provides for monthly lease payments of $3,100 ($37,200 annually). The lease expires on February 28, 1998.

          PRIVATE PLACEMENT:

          In October and November of 1994, the Company issued and sold to GFL Ultra Fund Limited ("GFL") for $6,500,000, an aggregate of 650,000 shares of 6% Junior Cumulative Convertible Preferred
Stock, Series B (the "Series B Preferred Stock"), and warrants to purchase 156,000 shares of common stock at $8.75 per share, such warrants having expired at the end of 1995. In connection with this transaction, GFL entered into a Standstill and Registration Rights Agreement (the "Standstill Agreement") with the Company.
The Standstill Agreement provided that GFL would vote all of its voting securities of the Company in accordance with the recommendation of the Company. Further, under the terms of the Standstill Agreement, GFL would not, without the prior written approval of the Board of Directors of the Company: (a) acquire beneficial ownership of additional voting securities of the Company; (b) transfer any voting securities of the Company except
(i) pursuant to an exemption from the registration requirements of the Securities Act of 1933 (the "Act"); (ii) through a public offering designed to achieve a widespread distribution; or (iii) in connection with a Business Combination (as defined in the Standstill Agreement); (c) do or attempt to do any of the following matters: (i) submit any proposal with respect to a Business Combination involving the Company or any affiliate thereof; (ii) join or in any way participate in any "group"
(within the meaning of Section 13(d)(3) of the Securities
Exchange Act of 1934) with respect to any voting securities of the Company; or (iii) solicit proxies from the stockholders of the Company; or (d) deposit any shares held by it in a voting trust or subject any of such shares to any arrangement or agreement with respect to the voting thereof.

          On May 5, 1995, the Company entered into a stock option agreement, as amended, with the holders of the Series B Preferred Stock. Under the agreement, the holders granted the Company or its nominee the right to acquire the then outstanding 425,000 shares of the Series B Preferred Stock. The agreement was amended to allow the holders to convert 47,326 shares of the Series B Preferred Stock to 236,000 shares of common stock. Also pursuant to the original agreement, 36,638 shares of the Series B Preferred Stock were acquired jointly by the directors of the Company; and these shares were subsequently converted into 146,004 shares of common stock. 36,638 shares of the Series B Preferred Stock were also acquired by Prima, an investment group in which Rick G. Avare owns a 20% interest. These shares were also subsequently converted into 146,004 shares of common stock. Of the remaining 304,398 optioned Series B Preferred Stock shares, the holder converted 50,000 of such optioned shares into 204,842 shares of common stock in accordance with the conversion factor. The remaining 254,398 optioned shares could have been purchased by the Company or its nominee at $13.48803 per share; however, the option terminated on September 19, 1995, without exercise.

          On January 2, 1996, the Company entered into a stock purchase agreement, as amended, with the holders of the outstanding Series B Preferred Stock. Under the agreement, the Company or its assignee has the obligation to purchase the remaining outstanding Series B Preferred Stock at $13.70 per share. Payment terms under the agreement are as follows:

      Due                    Number
      Date                  Of Shares                  Amount
      ----                  ---------                  ------

January 02, 1996              18,248                  $ 250,000
January 15, 1996              18,248                    250,000
February 10, 1996              3,650                     50,000
February 29, 1996             54,409                    745,400
March 31, 1996                47,445                    650,000

          The share commitments through January 15, 1996, were purchased by individuals who are not associated or affiliated with the Company or any of the Company's directors or executive officers, and the February 10 and 29, 1996, share commitments were purchased by the Company, primarily with funds obtained under its credit facility with Den norske. Upon purchase, the Board of Directors retired 58,059 shares of Series B Preferred Stock.

          The share commitment due March 31, 1996, was amended to allow the holders of the Series B Preferred Stock to convert 25,679 shares of the Series B Preferred Stock into 100,000 shares of common stock. The remaining commitment of 21,676 shares of Series B Preferred Stock for $296,932 was extended by mutual consent to April 30, 1996. The Company subsequently allowed the holders of the Series B Preferred Stock to convert the remaining 21,676 shares of Series B Preferred Stock into 75,410 shares of common stock.

          LOAN TRANSACTIONS:

          In March, 1995, in order to meet a corporate commitment, the Company borrowed monies totalling $500,000 from Douglas L.
Hawthorne and Rick G. Avare, who are officers/directors of the Company. The funds bore interest at the rate of 10% per annum and were due in full in July, 1996. The note was secured by gas properties, and the individuals had the option to convert their note to a working interest position in wells to be drilled offshore Louisiana. In July, 1995, the related parties converted their note to a 13.75% working interest in two wells. Pursuant to an agreement between the parties, the Company had the right to repurchase the working interest position on or before September
30, 1995. The Company exercised the right, as amended, to repurchase the working interest position for $750,000 plus a 3.875% overriding royalty interest prior to September 30, 1995.
In 1996, the Company purchased Mr. Avare's overriding royalty interest in the Ship Shoal 150 B-3 well for $125,000. The
Company is considering repurchasing the remaining overriding royalty interests of Messrs. Hawthorne and Avare in the Ship
Shoal 150 wells based upon the fair market value of the wells utilizing the 1996 year-end reserve report. However, no action has been taken by the Board of Directors at this time.

          In July, 1995, in order to fulfill a loan commitment to Century, an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in an existing note from Century Offshore Management Corporation ("Century") to the Company in the amount of $6,500,000 (the Century Note). Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties, the Company and the directors simultaneously agreed to terminate the directors' participation in the Century Note. The Company remains liable to the directors for the outstanding balance at December 31, 1996, of $240,000 plus interest thereon at the rate of 22% per annum. Pursuant to the Termination of Participation Agreements entered into between the Company and the directors, payment of the balance is due in monthly installments of $12,352, beginning April 1, 1997, with the final payment due March 1, 1999.

          In April, 1996, the Company entered into agreements with two individuals, one of whom is Douglas L. Hawthorne, a director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was canceled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties. The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century
Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. The Company has paid the non-affiliated individual in full. Pursuant to the Termination of Participation Agreement entered into between the Company and Mr. Hawthorne, payment terms of the balance include $50,000 due and payable by March 10, 1997, and the remaining balance due in monthly installments of $10,293 beginning April 1, 1997, with the final payment due March 1, 1999.

          PRIMA TRANSACTIONS:

          Under the letter agreement dated October 17, 1994, the Company had the right to acquire a 10% equity interest in Settle for $4,000,000 (the "Settle Securities"). Due to the fact that the Company was not in a position to acquire this equity interest, the agreement was subsequently amended to permit a third party to acquire the Settle Securities. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima, a limited liability company in which Rick G. Avare owns a 20% interest. The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. The Company has not guaranteed nor is it obligated on the Prima bank loan, and the bank will look solely to Prima and its members for payments. In connection with this transaction, the Company entered into a Put Agreement (the "Put Agreement") dated March 15, 1995, with Prima which provided that in the event Prima obtained title to the Settle Securities, Prima had the right to require the Company to purchase the Settle Securities for $4,000,000, payable in cash and common stock.

          The Put Agreement with Prima was terminated in July, 1995, and a new agreement, as amended, providing for the Company's ability to call the Settle Securities from the third party member of Prima for $4,000,000 has been substituted therefor (the "Call Agreement"). The Call Agreement also provides for non-refundable monthly installments of $31,250 (as originally required under the Put Agreement) until such time as a total of $1,000,000 has been advanced under the Call Agreement (including payments previously made under the Put Agreement). In the event the Company elects to call the Settle Securities, the advance payments shall be credited toward the purchase price. Additionally, a $500,000 certificate of deposit held as collateral for Prima's loan was liquidated by the Company and the funds were advanced to Prima under the potential Call Agreement. Prima used the $500,000 to purchase shares of Series B Preferred Stock from a third party, which Preferred Stock it subsequently converted to common stock.
In the event the Company exercises the Call option, the $500,000 will be credited towards the purchase. The Company's right to call the Settle Securities begins January 15, 1997, and ends December 31, 1997.

          EXECUTIVE OFFICERS:

          In September, 1995, the Company bought out a production platform use agreement from Century Oil, which is owned by Jonathan Rudney. Mr. Rudney was President of the Company from
January 1, 1996, until May 15, 1996.

          Mr. Rudney is also a 25% owner of Century, with whom the Company is jointly developing certain offshore and onshore properties in the Gulf Coast region (see Item 2, Description of Property, Gulf Coast Properties in General, of this Report on
Form 10-KSB, regarding the Joint Operating Agreement between the Company and Century).

          The Company has paid or accrued fees of approximately
$68,000 and $44,000 during 1995 and 1994, respectively, to Advisory Services, Inc., for consulting and administrative services. Advisory Services is owned by Andrew J. Kacic who is a former officer and director of the Company.

          Effective December 31, 1995, the Company entered into a severance agreement with Andrew J. Kacic, its former President, Chief Executive Officer and founder, who resigned effective December 31, 1995. Under the agreement, Mr. Kacic was paid $85,000 and will receive the sum of $10,000 per month through March 31, 1998. In addition, the executive surrendered 515,590 CSO common stock options which had exercise prices of between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, Mr. Kacic received 643,987 common stock options under a Severance Plan, at an exercise price of $4.00 per share and which expire on November 29, 2000. He also retained 46,203 CSO common stock options immediately exercisable, previously issued to him at $3.50 per share and which expire on October 11, 2002. The Company also agreed to provide for payment of an office lease through October, 1996, and assigned a one percent (1%) gross overriding royalty interest in certain oil and gas properties. As a result of the agreement, the Company recognized a charge against income of $371,346 and accrued a severance liability at December 31, 1995, of $286,346 based on an eight percent (8%) discount factor. As of December 31, 1996, this amount had been reduced to $142,293.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements and Financial Statement
                   Schedules.
                   See "Index to Financial Statements" set forth on page
                   F-1.

(a)(3)             Exhibits:

                   The following Exhibits are either attached hereto or incorporated herein by reference:

EXHIBIT
NUMBER                      DESCRIPTION

3.9                By-Laws of the Company, as amended
                   (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB).

3.10 Restated Certificate of Incorporation filed with the Delaware Secretary of State
                   (incorporated by reference to Exhibit 3.10 to the Company's Form 8-K filed December 12,
                   1996).

4.1                Specimen Common Stock Certificate
                   (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-SB).

4.2                Specimen Preferred Stock Certificate
                   (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-SB).

4.3                Specimen Warrant Certificate and Agreement
                   (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-SB).

4.5 Warrant Agreement dated as of October 6, 1994 between American Resources of Delaware, Inc. and GFL Ultra Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's September, 1994, Form 10-QSB).

4.6 Warrant Agreement dated as of November 10, 1994 between American Resources of Delaware, Inc. and GFL Ultra Fund, Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 [the "1994 Form 10-KSB"]).

4.9                Specimen copy of the Convertible Debenture
                   Purchase Agreement, with exhibits.
                   (incorporated by reference to Exhibit 4.9 to the Company's Form 8-K filed December 12,
                   1996).

4.10 Specimen copy of a Stock Option Agreement between American Resources of Delaware, Inc., and Corporate Relations Group, Inc. (incorporated by reference to Exhibit 4.10 to the Company's Form 8-K filed December 12,
                   1996).

4.11 Copy of a Stock Option Agreement between American Resources of Delaware, Inc., and World Capital Funding, Inc. (incorporated by reference to Exhibit 4.11 to the Company's Form 8-K filed December 12, 1996).

10.1               Asset Purchase Agreement between American
                   Resources of Delaware, Inc. and Southern Gas
                   Company, Inc. dated October 6, 1993 (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed October 19, 1993).

10.2 Amendment to Asset Purchase Agreement by and between American Resources of Delaware, Inc. and Southern Gas Company, Inc. dated February 28, 1994 (incorporated by reference to Exhibit 2.8 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 [the "1993 Form 10-KSB"]).

10.3 Purchase Agreement between Southern Gas Holding Company, Inc. and American Resources of Delaware, Inc. dated February 24, 1994 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed March 14, 1994).

10.4 Amended and Restated Credit Agreement between American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc., and Bank One, Texas, National Association dated February 24, 1994 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on March 14, 1994).

10.5 Form of First Amendment to Amended and Restated Credit Agreement between American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc., and Bank One, Texas, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's 1994 Form 10-KSB).

10.6 Promissory Note in the amount of $7,375,000 from American Resources of Delaware, Inc. to Bank One, Texas, National Association dated February 24, 1994 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on March 14, 1994).

10.7               Form of Promissory Note from American
                   Resources of Delaware, Inc. to Bank One,
                   Texas, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's
                   1994 Form 10-KSB).

10.8 Note Repurchase Agreement dated February 24, 1994, between American Resources of Delaware, Inc. and National American Life Insurance Company of Pennsylvania (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on March 14, 1994).

10.9               Promissory Note dated March 24, 1994 in the
                   amount of $3,500,000 from Southern Gas
                   Holding Company et al. to National American
                                       -- --
                   Life Insurance Company of Pennsylvania (assumed by the Company) (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on March 14, 1994).

10.10 Stockholders Agreement dated February 28, 1994, between American Resources of Delaware, Inc., Southern Gas Holdings, Inc., Southern Gas Company, Inc., and Sequa Capital Corporation (incorporated by reference to
                   Exhibit 4.5 to the Registrant's Form 8-K filed on March 14, 1994).

10.11 Settlement Agreement dated February 28, 1994, among Sequa Capital Corporation, Southern Gas Company, Inc., Southern Gas Holding, Inc., Wright Resources, Inc., Natural Resource Services, Inc. and Leonard K. Nave (incorporated by reference to Exhibit 4.6 to the Registrant's Form 8-K filed on March 14,
                   1994).

10.12              Shareholders Agreement among Leonard K. Nave,
                   American Resources of Delaware, Inc., and Don
                   Peracchi dated February 7, 1994 (incorporated by reference to Exhibit 4.10 to the Registrant's 1993 Form 10-KSB).

10.13 Agreement among Southern Gas Holding Company, Inc., Gems Resources, Inc., and American Resources of Delaware, Inc., dated February 21, 1994 (incorporated by reference to Exhibit 4.11 to the Registrant's 1993 Form 10-KSB).

10.14              Employment and Stock Option Agreement of
                   Andrew J. Kacic dated March 19, 1993
                   (incorporated by reference to Exhibit 10.1 the Registrant's Form 10-SB).

10.15              Registration Rights Agreement dated March 19,
                   1993 between the Registrant and Andrew J.
                   Kacic (incorporated by reference to Exhibit
                   10.2 to the Registrant's Form 10-SB).

10.16 Employment and Stock Option Agreement dated March 19, 1993 between the Registrant and Charles A. Smith, III dated March 19, 1993 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-SB).

10.17              Registration Rights Agreement between the
                   Company and Charles A. Smith, III dated March
                   19, 1993 (incorporated by reference to
                   Exhibit 10.4 to the Registrant's Form 10-SB).

10.18              Employment and Stock Option Agreement dated
                   March 19, 1993 between the Registrant and
                   Douglas L. Hawthorne (incorporated by
                   reference to Exhibit 10.5 to the Registrant's
                   Form 10-SB).

10.19 Registration Rights Agreement dated March 19, 1993 between the Registrant and Douglas L. Hawthorne (incorporated by reference to
                   Exhibit 10.6 to the Registrant's Form 10-SB).

10.20              Agreement between the Company and Oilfield
                   Investments Ltd. dated March 8, 1994
                   (incorporated by reference to Exhibit 10.28 to the Registrant's 1993 Form 10-KSB).

10.21 Office Lease dated June 1, 1986 between Nave Properties and Southern Gas (assigned to
                   SGCD) (incorporated by reference to Exhibit
                   10.36 to the Registrant's 1993 Form 10-KSB).

10.22 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.0 to the Registrant's September, 1994, Form 10-QSB).

10.23 Letter Agreement dated October 17, 1994 between the Registrant and Settle Oil and Gas Company (incorporated by reference to Exhibit
                   10.1 to the Registrant's September, 1994,
                   Form 10-QSB).

10.24 Letter Agreement dated December 30, 1994, between the Registrant and Settle Oil and Gas Company (incorporated by reference to Exhibit
                   10.24 to the Registrant's 1994 Form 10-KSB).

10.25 Letter Agreement dated January 12, 1995, between the Registrant and Settle Oil and Gas Company (incorporated by reference to Exhibit
                   10.25 to the Registrant's 1994 Form 10-KSB).

10.26 Letter Agreement dated February 20, 1995, between the Registrant and Settle Oil and Gas Company (incorporated by reference to Exhibit
                   10.26 to the Registrant's 1994 Form 10-KSB).

10.27 Agreement and Assignment dated September 30, 1994, between Petroleum Exploration and Transmission, Inc. and Southern Gas Company of Delaware, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's 1994 Form 10-KSB).

10.28 Mortgage and Security Agreement dated September 30, 1994, between Southern Gas Company of Delaware, Inc. and Melinda C. Provo (incorporated by reference to Exhibit
                   10.28 to the Registrant's 1994 Form 10-KSB).

10.29 Promissory Note dated September 30, 1994 from Southern Gas Company of Delaware, Inc. to Melinda C. Provo (incorporated by reference to Exhibit 10.29 to the Registrant's 1994 Form 10-KSB).

10.30 Form of Put Agreement dated March 15, 1995, between American Resources of Delaware, Inc.
                   and Prima Capital, L.L.C. (incorporated by reference to Exhibit 10.30 to the Registrant's 1994 Form 10-KSB).

10.31 Form of Limited Liability Company Agreement of Crescent Turnkey & Engineering, L.L.C.
                   dated December 30, 1994 (incorporated by reference to Exhibit 10.31 to the Registrant's 1994 Form 10-KSB).

10.32 Domestic Turnkey Drilling Contract -- Offshore dated December 30, 1994, between American Resources of Delaware, Inc. and Crescent Turnkey Engineering, L.L.C. (incorporated by reference to Exhibit 10.32 to the Registrant's 1994 Form 10-KSB).

10.33 Purchase and Sale Agreement dated effective October 31, 1994, between American Resources of Delaware, Inc. and Settle Oil and Gas Company (incorporated by reference to Exhibit
                   10.33 to the Registrant's 1994 Form 10-KSB).

10.34              Subscription Agreement for 22% Secured
                   Convertible Note of Settle Oil and Gas
                   Company dated November 28, 1994, and executed by American Resources of Delaware, Inc.
                   (incorporated by reference to Exhibit 10.34 to the Registrant's 1994 Form 10-KSB).

10.35 22% Secured Convertible Note dated November 28, 1994, in the amount of $5,000,000 from
                   Settle Oil and Gas Company to American
                   Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant's 1994 Form 10-KSB).

10.36 Assignment of Convertible Promissory Note dated December 30, 1994, from American Resources of Delaware, Inc. to Southern Gas Company of Delaware, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant's 1994 Form 10-KSB).

10.37 Assignment of Convertible Promissory Note dated December 30, 1994, from Southern Gas Company of Delaware, Inc. to Century Offshore Management Corporation, Settle Oil and Gas Company, and Southern Gas Company of Delaware, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's 1994 Form 10-KSB).

10.38 Mortgage and Security Agreement dated November 15, 1994, among Settle Oil and Gas Company, Century Offshore Management Corporation and American Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant's 1994 Form 10-KSB).

10.39 Put Agreement dated as of March 15, 1995, between the American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc. And Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1995 [the "March, 1995, Form 10-
                   QSB"]).

10.40 $500,000 Promissory Note from Southern Gas Company of Delaware, Inc. In favor of Rick G. Avare, Douglas L. Hawthorne Retirement Plan-001, Dtd. February 22, 1995, and Douglas L. Hawthorne (incorporated by reference to
                   Exhibit 10.1 to the Registrant's March, 1995,
                   Form 10-QSB).

10.41 Agreement dated January 31, 1995, between Southern Gas Company of Delaware, Inc., Rick
                   G. Avare, Douglas L. Hawthorne Retirement
                   Plan-001, Dtd. February 22, 1995, and Douglas
                   L. Hawthorne (incorporated by reference to Exhibit 10.2 to the Registrant's March, 1995, Form 10-QSB).

10.42 Amendment to Put Agreement dated as of July 1, 1995, between American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc. and Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1995 [the "June, 1995, Form 10-QSB"]).

10.43              $900,000 Promissory Note from Settle
                   (incorporated by reference to Exhibit 10.1 to the Registrant's June, 1995, Form 10-QSB).

10.44 Participation agreement dated as of July 25, 1995, between American Resources of Delaware,
                   Inc. And its Board of Directors (incorporated by reference to Exhibit 10.2 to the Registrant's June, 1995, Form 10-QSB).

10.45 Stock Option Agreement dated May 5, 1995, between American Resources of Delaware, Inc. and GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.3 to the Registrant's June, 1995, Form 10-QSB).

10.46 First Amendment to Stock Option Agreement dated June 19, 1995, between American Resources of Delaware, Inc. And GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.4 to the Registrant's June, 1995, Form 10-QSB).

10.47 Second Amendment to Stock Option Agreement dated July 13, 1995, between American Resources of Delaware, Inc. and GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.5 to the Registrant's June, 1995, Form 10-QSB).

10.48 Promissory Note of September 28, 1995, to Den norske Bank, A.S. (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1995 [the "September, 1995, Form 10-QSB"]).

10.49 Amendment to Settle Note (incorporated by reference to Exhibit 10.1 to the Registrant's
                   September, 1995, Form 10-QSB).

10.50 Asset Purchase Agreement of December 27, 1995, by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., Arakis Energy Corporation and AKS Energy Corporation (incorporated by reference to Exhibit A to the Registrant's Form 8-K filed on March 12, 1996).

10.51 Joint Development Agreement of February 26, 1996, between Southern Gas Co. of Delaware, Inc. and AKS Energy Corporation (incorporated by reference to Exhibit B to the Registrant's Form 8-K filed on March 12, 1996).

10.52 Joint Operating Agreement of December 1, 1994, between Century Offshore Management Corporation, Settle Oil and Gas Company and Southern Gas Co. of Delaware, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995 [the "1995 Form 10-KSB"]).

10.53 Stock Purchase Agreement of January 2, 1996, as amended, between American Resources of Delaware, Inc. and GFL Ultra Fund, Ltd. (incorporated by reference to Exhibit 10.53 to the Registrant's 1995 Form 10-KSB).

10.54 Purchase Agreement of December 29, 1995, between Southern Gas Holding Company and Southern Gas Co. Of Delaware, Inc. (incorporated by reference to Exhibit 10.54 to the Registrant's 1995 Form 10-KSB).

10.55 Severance Agreement of November 30, 1995, between American Resources of Delaware, Inc.
                   and Andrew J. Kacic. (incorporated by
                   reference to Exhibit 10.55 to the
                   Registrant's 1995 Form 10-KSB).

10.56 Second Amendment to Put Agreement of October 4, 1995, between American Resources of Delaware, Inc., Prima Capital, LLC, and Southern Gas Co. of Delaware, Inc. (incorporated by reference to Exhibit 10.56 to the Registrant's 1995 Form 10-KSB).

10.57              Specimen Change of Control Agreement
                   (incorporated by reference to Exhibit 10.57 to the Registrant's Form 8-K filed December
                   12, 1996).

10.58              Employment Agreement with Rick G. Avare
                   (incorporated by reference to Exhibit 10.58 to the Registrant's Form 8-K filed December
                   12, 1996).

10.59 Specimen copy of the Indemnity Agreement with Officers and Directors (incorporated by reference to Exhibit 10.59 to the Registrant's Form 8-K filed December 12,
                   1996).

10.60              Lead Generation Agreement with Corporate
                   Relations Group, Inc. (incorporated by
                   reference to Exhibit 10.60 to the
                   Registrant's Form 8-K filed December 12,
                   1996).

10.61 Asset Purchase Agreement of December 27, 1995, by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., Arakis Energy Corporation and AKS Energy Corporation (incorporated by reference to Exhibit A to the Registrant's Form 8-K filed on March 12, 1996).

10.62 Joint Development Agreement of February 26, 1996, between Southern Gas Co. of Delaware, Inc. and AKS Energy Corporation (incorporated by reference to Exhibit B to the Registrant's Form 8-K filed on March 12, 1996).

10.63 Participation Agreement of April 12, 1996, between American Resources of Delaware, Inc. and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-QSB for the quarterly period ended March 31, 1996).

10.64 Production Payment Conveyance of May 22, 1996, by and between Southern Gas Co. of Delaware, Inc., and Austin Energy Funding Partners (incorporated by reference to
                   Exhibit 10.4 to the Registrant's Report on
                   Form 10-QSB for the quarterly period ending
                   June 30, 1996).

10.65 Asset Purchase Agreement by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., and Century Offshore Management Corporation dated July 3, 1996, for the acquisition of the South Timbalier 148 properties (incorporated by reference to Exhibit A to the Registrant's Form 8-K filed on July 18, 1996).

10.66 Asset Purchase Agreement by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., and Century Offshore Management Corporation dated July 3, 1996, for the acquisition of the contractual rights for salt dome properties (incorporated by reference to Exhibit B to the Registrant's Form 8-K filed on July 18,
                   1996).

10.67 Capitalization Agreement and Termination of Purchase and Sale Agreement by and between Southern Gas Co. of Delaware, Inc., American Resources of Delaware, Inc. and Century Offshore Management Corporation, dated August 31, 1996 (incorporated by reference to Exhibit A to the Registrant's Form 8-K/A filed on September 16, 1996).

10.68 Amendment to South Timbalier Purchase and Sale Agreement by and between Southern Gas Co. of Delaware, Inc., American Resources of Delaware, Inc. and Century Offshore Management Corporation, dated August 31, 1996 (incorporated by reference to Exhibit B to the Registrant's Form 8-K/A filed on September 16, 1996).

10.69 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne, dated September 30, 1996 (incorporated by reference to Exhibit
                   10.9 to the Registrant's Form 10-QSB for the quarterly period ending September 30, 1996 [the "September, 1996, Form 10-QSB"]).

10.70 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and The Kandy Limited Partnership, dated September 30, 1996 (incorporated by reference to Exhibit 10.10 to the Registrant's September, 1996, Form 10-QSB).

10.71 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Donald A. Schellpfeffer, dated September 30, 1996 (incorporated by reference to Exhibit 10.11 to the Registrant's September, 1996, Form 10-QSB).

10.72 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Southern Gas Holding Company, Inc., dated September 30, 1996 (incorporated by reference to Exhibit 10.12 to the Registrant's September, 1996, Form 10-QSB).

10.73 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated September 30, 1996 (incorporated by reference to Exhibit 10.13 to the Registrant's September, 1996, Form 10-
                   QSB).

10.74 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
                   and Douglas L. Hawthorne, dated December 29,
                   1996.*

10.75 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
                   and The Kandy Limited Partnership, dated
                   December 29, 1996.*

10.76 Termination of Participation Agreement by and between American Resources of Delaware, Inc.
                   and Donald A. Schellpfeffer, dated December
                   29, 1996.*

10.79 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated December 29, 1996.*

21.0               Subsidiaries of American Resources of
                   Delaware, Inc. (incorporated by reference to Exhibit 21.0 to the Registrant's 1994 Form
                   10-KSB).

23.1               Consent of KPMG Peat Marwick, LLP.*

23.2               Consent of Netherland, Sewell & Associates, Inc.*

23.3               Consent of Richard M. Russell & Associates, Inc.*

* Filed herewith


(b)       Reports on Form 8-K:

          On December 12, 1996, the Company voluntarily filed a
          Form 8-K reporting recent developments.

                  AMERICAN RESOURCES OF DELAWARE, INC.
                  ------------------------------------
                             AND SUBSIDIARY
                             --------------

                    CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------

                           FOR THE YEARS ENDED
                           -------------------
                       DECEMBER 31, 1996 AND 1995
                       --------------------------

                  AMERICAN RESOURCES OF DELAWARE, INC.
                  ------------------------------------
                             AND SUBSIDIARY
                             --------------

                    CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------

                           FOR THE YEARS ENDED
                           -------------------
                       DECEMBER 31, 1996 AND 1995
                       --------------------------

                            TABLE OF CONTENTS
                            -----------------

                                                             Page No.
                                                             --------

Independent Auditors' Report                                    F-1

Consolidated Balance Sheet                                      F-2

Consolidated Statements of Operations                           F-4

Consolidated Statements of Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                           F-7

Notes to Consolidated Financial Statements                      F-9

Oil and Gas Producing Activities (Unaudited)                    F-26

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------



The Board of Directors
American Resources of Delaware, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of American Resources of Delaware, Inc. and Subsidiary (the Company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources of Delaware, Inc. and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                            KPMG Peat Marwick LLP



March 17, 1997

                  AMERICAN RESOURCES OF DELAWARE, INC.
                  ------------------------------------
                             AND SUBSIDIARY
                             --------------

                       CONSOLIDATED BALANCE SHEET
                       --------------------------

                            DECEMBER 31, 1996
                            -----------------



                                 ASSETS
                                 ------

Current assets:
  Cash and cash equivalents                             $     353,419
  Accounts and notes receivable:
    Trade                                                   6,597,418
    Notes                                                     253,053
    Related party                                             195,630
    Interest                                                    1,526
    Allowance for doubtful accounts                           (10,212)
                                                          -----------
                                                            7,037,415

    Deferred tax asset                                         16,319
    Prepaid expenses and other                                344,850
                                                          -----------

         Total current assets                               7,752,003
                                                          -----------

Oil and gas properties, at cost
 (successful efforts method)                               48,136,759
Property and equipment, at cost                            11,754,079
                                                          -----------
                                                           59,890,838
Less accumulated depreciation,
 depletion and amortization                                (6,150,632)
                                                          -----------
     Net property and equipment                            53,740,206
                                                          -----------

Other assets:
  Investment in unconsolidated subsidiaries                   485,610
  Call advance                                              1,500,000
  Notes receivable                                            432,576
  Deferred financing costs, net                               439,695
  Other assets                                                487,554
                                                          -----------
     Total other assets                                     3,345,435
                                                          -----------

     Total assets                                         $64,837,644
                                                          ===========

                                                           (Continued)



See accompanying notes to consolidated financial statements.

                  AMERICAN RESOURCES OF DELAWARE, INC.
                  ------------------------------------
                             AND SUBSIDIARY
                             --------------

                 CONSOLIDATED BALANCE SHEET (CONTINUED)
                 --------------------------------------

                            DECEMBER 31, 1996
                            -----------------



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Current installments of long-term debt:
    Third parties                                                   $ 6,317,918
    Related parties                                                     195,365
  Accounts payable:
    Trade                                                             4,588,194
    Related party                                                         9,524
    Interest                                                            263,622
                                                                     ----------
                                                                      4,861,340

    Accrued severance liabilities                                       112,689
    Accrued taxes payable                                               195,467
    Unearned revenue                                                    807,632
    Accrued expenses and other                                          373,622
                                                                     ----------

     Total current liabilities                                       12,864,033

Long-term debt, excluding current maturities:
  Third parties                                                      19,127,786
  Related parties                                                       294,635
  Unearned revenue                                                    2,821,611
  Deferred tax liability                                              3,331,968
  Severance liability                                                    29,604
  Put warrants                                                          250,000

Stockholders' equity:
  Series 1993 8% convertible preferred stock,
   par value and liquidation preference $12.00
   per share; 1,000,000 shares authorized;
   268,851 shares issued and outstanding                              2,181,819
  Series B 6% Junior Convertible Preferred Stock,
   par value $.00001 per share; liquidation preference
   $10.00 per share; 1,000,000 shares authorized;
   0 shares issued and outstanding                                            -
  Convertible securities, representing approximately
   2,850,000 shares of common stock                                   4,997,554
  Common stock, par value $.00001 per share;
   20,000,000 shares authorized; 6,520,296
   shares issued and outstanding                                             65
  Additional paid-in capital                                         16,453,899
  Treasury stock at cost, representing
   10,480 shares of common stock                                        (52,400)
  Retained earnings                                                   2,537,070
                                                                     ----------

     Total stockholders' equity                                      26,118,007
                                                                     ----------

Commitments and contingencies                                                 -

     Total liabilities and stockholders' equity                     $64,837,644
                                                                     ==========


See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OF DELAWARE, INC.
                       ------------------------------------
                                  AND SUBSIDIARY
                                  --------------

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------

                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                  ----------------------------------------------



                                                        1996            1995
                                                        ----            ----

Revenues:
  Production                                        $ 8,540,569     $ 3,198,987
  Transportation                                      1,070,647         731,522
  Marketing                                          22,712,996      12,486,676
  Other                                                 714,961         797,114
                                                     ----------      ----------
                                                     33,039,173      17,214,299
                                                     ----------      ----------

Expenses:
  Production                                          1,402,389         765,285
  Transportation                                        315,458         144,378
  Marketing                                          22,269,876      11,829,798
  Other                                                 206,457         104,685
  Depreciation, depletion and
    amortization                                      3,309,159       1,577,770
                                                     ----------      ----------
                                                     27,503,339      14,421,916
                                                     ----------      ----------

                                                      5,535,834       2,792,383

Administrative expenses                               2,324,008       2,364,389
Deferred compensation and employee
  severance expense                                           -       1,488,259

     Operating income (loss)                          3,211,826      (1,060,265)
                                                     ----------      ----------

Other income (expense):
  Settlement income                                           -       2,189,616
  Interest income                                       801,633       1,081,276
  Interest expense                                   (2,440,453)     (1,151,950)
  Gain (loss) on sale of assets                        (174,645)         97,278
  Impairment of stock investment                              -        (869,000)
  Other                                                 152,334         122,511
                                                     ----------      ----------
                                                     (1,661,131)      1,469,731
                                                     ----------      ----------

     Income before taxes                              1,550,695         409,466

Income tax expense                                     (638,940)       (143,313)
                                                     ----------      ----------

     Net income                                     $   911,755     $   266,153
                                                     ==========      ==========

Per common share:
 Primary                                                  $0.13              --
                                                           ====              ==

Weighted average number of common
 shares and common share
 equivalent outstanding                               6,548,409       4,067,677
                                                      =========       =========

  Fully diluted                                           $0.12              --
                                                           ====              ==

Weighted average number of common
 shares and common share
 equivalent outstanding                               6,895,446       5,722,432
                                                      =========       =========

See accompanying notes to consolidated financial statements.

                             AMERICAN RESOURCES OF DELAWARE, INC.
                             ------------------------------------
                                        AND SUBSIDIARY
                                        --------------

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        -----------------------------------------------
                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                        ----------------------------------------------

                                                                                    6% Junior
           Common Stock                      8% Preferred Stock                  Preferred Stock
          ---------------             -------------------------------------      ---------------
          Number                      Number              Discount               Number         Additional
            of       Par  Convertible   of        Par        On        Net         of      Par   Paid-in    Retained
          Shares    Value Securities  Shares     Value    Preferred   Value      Shares   Value  Capital    Earnings     Total
          ------    ----- ----------- ------     -----    ---------   -----      ------   ----- ----------  --------     -----
Balance,
December
31, 1994  3,085,433  $31       -      336,224  4,034,688  (1,306,114) 2,728,574  575,000    6   11,068,023  1,988,224  15,784,858

Issuance of
common stock,
net of
$106,761 in
offering
costs       411,666    4        -           -          -           -          -        -     -   1,128,232          -   1,128,236

Issuance of
common stock
dividend     95,308    1        -           -          -           -          -        -     -     292,718   (292,719)          -

Conversion
of preferred
stock to
common
stock     1,716,803   17        -     (67,373)  (808,475)    261,720   (546,755) (458,000)  (5)    546,743          -           -

Issuance of
common stock
for placement
fees in connection
with 6% Series B
Preferred Stock
issue       110,000    1        -           -          -           -          -         -    -     611,874          -     611,875

Placement fees
netted against
capital
raised in
Series B          -    -        -           -          -           -          -         -    -    (611,875)         -    (611,875)

Common stock
issued for
professional
 fees        20,000    0        -           -          -           -          -         -    -      56,200          -      56,200

Amortization of
deferred
professional
fees              -    -        -           -          -           -          -         -    -   1,253,943          -   1,253,943

Warrants
exercised
for common
stock       100,005    1        -           -          -           -          -         -          262,531          -     262,532

Net
income            -    -        -           -          -           -          -         -    -           -    266,153     266,153
          --------- ----        -     -------  ---------  ----------  ---------  --------    -  ----------  ---------  ----------

Balance,
December
31, 1995  5,539,215 $55         -     268,851  3,226,213  (1,044,394) 2,181,819   117,000    1  14,608,389  1,961,658  18,751,922
          ========= ===         =     =======  =========  ==========  =========   =======    =  ==========  =========  ==========

See accompanying notes to consolidated financial statements.

                             AMERICAN RESOURCES OF DELAWARE, INC.
                             ------------------------------------
                                        AND SUBSIDIARY
                                        --------------

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        -----------------------------------------------
                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                        ----------------------------------------------

                                                                         6% Junior
           Common Stock                    8% Preferred Stock         Preferred Stock
          ---------------             -----------------------------   ---------------
          Number                      Number               Net of     Number         Additional
            of       Par  Convertible   of        Par     Discount      of      Par   Paid-in    Treasury    Retained
          Shares    Value Securities  Shares     Value     Value      Shares   Value  Capital      Stock     Earnings     Total
          ------    ----- ----------- ------     -----    ---------   ------   ----- ----------  --------    --------     -----
Balance,
December
31, 1995  5,539,215  $55           -  268,851   3,226,213 2,181,819   117,000    1   14,608,389         -    1,961,658  18,751,922

Conversion
of preferred
stock to
common
stock       224,822    2           -        -           -         -   (58,941)   -      (10,002)        -            -     (10,000)

Issuance of
common stock
dividend     27,535    -           -        -           -         -         -    -       70,174         -      (70,174)          -

Issuance of
common stock
and put
warrants in
connection
with
property
acquisition 225,000    2           -        -           -         -         -    -      907,173         -            -     907,175

Issuance of
common stock,
net of
placement
costs          330,000    4        -        -           -         -         -    -      899,996         -            -     900,000

Purchase and
retirement of
Series B
Preferred
Stock             -    -           -        -           -         -   (58,059)  (1)    (536,730)        -     (266,169)   (802,900)

Purchase of
10,480 shares
of common
stock             -    -           -        -           -         -         -    -            -   (52,400)           -     (52,400)

Issuance of
convertible
securities,
net of
issuance
costs             -    -   4,997,554        -           -         -         -    -            -         -            -   4,997,554

Issuance of
common stock
in connection
with convertible
securities  173,724    2           -        -           -         -         -    -      539,998         -            -     540,000

Stock
registration
costs             -    -           -        -           -         -         -    -      (25,099)        -            -     (25,099)

Net
income            -    -           -        -           -         -         -    -            -         -      911,755     911,755
          ---------  ---   ---------  -------   --------- ---------   -------    -   ----------   -------    ---------  ----------
Balance,
December
31, 1996  6,520,296  $65   4,997,554  268,851   3,226,213 2,181,819         -    -   16,453,899   (52,400)   2,537,070  26,118,007
          =========  ===   =========  =======   ========= =========   =======    =   ==========   =======    =========  ==========

See accompanying notes to consolidated financial statements.

                             AMERICAN RESOURCES OF DELAWARE, INC.
                             ------------------------------------
                                        AND SUBSIDIARY
                                        --------------

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                        ----------------------------------------------

                                                           1996               1995
                                                           ----               ----

Operating activities:
  Net income                                           $   911,755            266,153
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, depletion and
     amortization                                        3,419,945          1,641,412
    Amortization and write-off of
     deferred professional fees                                  -          1,310,146
    Deferred income taxes                                  613,281            180,000
    (Gain) loss on sale of assets                          174,645            (97,278)
    (Gain) on sale of claims                                     -         (2,189,616)
    Deferred revenue                                      (557,391)          (147,721)
    Proceeds from production payment                     4,147,300                 -
    Equity in earnings of
     unconsolidated subsidiary                            (172,618)          (281,517)
    Impairment of stock investment                               -            869,000
    Changes in operating assets
     and liabilities:
      (Increase)in accounts receivable                  (4,033,122)        (1,400,501)
      (Increase) in prepaid expenses
        and other                                         (148,244)           (44,140)
      Increase in accounts payable                       2,128,369            232,287
      Increase (decrease) in accrued
        taxes payable                                       92,349            (69,523)
      Increase in prepaid public
        relations contract                                (550,000)                -
      Increase in accrued expenses
        and other                                           61,159             84,569
                                                       -----------        -----------

     Net cash provided by operating
      activities                                         6,087,428            353,271
                                                       -----------        -----------

Investing activities:
  Purchases of property and equipment                  (20,131,323)        (8,312,288)
  Proceeds from sales of property
   and equipment                                           549,860             88,500
  Issuance of notes receivable                                   -         (8,155,800)
  Payments on notes receivable                             731,781            239,155
  Investment in unconsolidated subsidiary                        -             82,274
  Investment in call advance                                     -         (1,500,000)
  Proceeds from sale of claims receivable                        -          4,235,701
  Other                                                     (1,732)          (168,933)
                                                       -----------        -----------

    Net cash used in investing activities              (18,851,414)       (13,391,391)
                                                       -----------        -----------

                                                               (Continued)


See accompanying notes to consolidated financial statements.

                             AMERICAN RESOURCES OF DELAWARE, INC.
                             ------------------------------------
                                        AND SUBSIDIARY
                                        --------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       -------------------------------------------------
                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                        ----------------------------------------------

                                                           1996               1995
                                                           ----               ----

Financing activities:
  Proceeds from borrowings from
   related parties                                    $    250,000            545,000
  Proceeds from other borrowings                        17,613,068         22,412,109
  Payments on borrowings from
   related parties                                        (250,000)          (309,000)
  Payments on other borrowings                         (10,869,210)       (10,859,021)
  Increase in deferred financing and
   convertible issuance costs                             (462,446)          (434,164)
  Issuance of common shares, net                           900,000          1,128,236
  Issuance of convertible securities                     6,000,000                  -
  Purchase of 6% Junior Preferred Stock                   (802,900)                 -
  Purchase of treasury stock                               (52,400)                 -
  Proceeds from exercise of warrants                             -            262,529
  Other                                                    (35,100)                 -
                                                       -----------        -----------

     Net cash provided by financing
      activities                                        12,291,012         12,745,689
                                                       -----------        -----------

     Decrease in cash                                     (472,974)          (292,431)

Cash and cash equivalents at
 beginning of year                                         826,393          1,118,824
                                                       -----------        -----------

Cash and cash equivalents at
 end of year                                           $   353,419            826,393
                                                       ===========        ===========

Supplementary cash flow information:
  Interest paid                                         $2,182,727          1,238,699
                                                        ==========          =========

  Income taxes paid                                        $15,090            180,890
                                                            ======            =======

NON-CASH TRANSACTIONS:

In connection with the acquisition of certain gas properties and related equipment, the Company issued 225,000 shares of common stock and 225,000 common stock put warrants with a combined value of $1,157,175. The Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996 (see Note 2).

In connection with the acquisition of certain gas properties, the Company extinguished a $6.5 million note receivable as partial consideration.

The Company acquired 58,059 shares of the outstanding 6% Junior
Preferred Stock for $802,900 during 1996. Upon resolution of the Board of directors, the shares were retired.

The Company declared stock dividends and issued 27,535 and 95,308 shares of common stock to holders of the Series 1993 and Series B
Preferred Stock during 1996 and 1995, respectively.

During 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of common stock. During 1995, 67,373 shares of Series 1993 and 458,000 shares of Series B Preferred Stock were converted into a total of 1,716,803 shares of common stock.

In connection with the issuance of 4% convertible securities in the aggregate principal amount of $6,000,000, the Company issued
173,724 shares of common stock at an average value of $3.11 per share as partial consideration for placement fees.

During 1995, the Company issued 20,000 shares of common stock under a two year consulting agreement at a value of $56,200.


See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OF DELAWARE, INC.
                       ------------------------------------
                                  AND SUBSIDIARY
                                  --------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                            DECEMBER 31, 1996 AND 1995
                            --------------------------

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)    GENERAL

       American Resources of Delaware, Inc. (ARI), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil and Exploration of Delaware, Inc. (SOE) pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

       ARI and its wholly-owned subsidiary, Southern Gas Company of Delaware, Inc. (the Subsidiary), are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the State of Kentucky. The Subsidiary has expanded its production efforts through its involvement in the development of prospects offshore Louisiana in the Gulf of Mexico. These activities are considered to be one business segment for financial reporting purposes.

      (b)    PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of ARI and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

       Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

      (c)    CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers any liquid investments with an original maturity of three months or less as a cash equivalent.

      (d)    OIL AND GAS PROPERTIES

       The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under this method, the Company generally assesses its oil and gas properties on a depletable unit basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. Prior to January 1, 1996, if the net capitalized costs exceeded the estimated future undiscounted after tax net cash flows, based on year end prices, from proved oil and gas reserves, such excess costs would have been charged to expense. Exploratory dry holes and geological and

                                                                (Continued)
                                     F-9
       geophysical charges on exploratory projects are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore site remediation and significant onshore facilities are provided currently using the unit-of-production method;
       such costs for other onshore facilities are insignificant and are expensed as incurred.
       Significant changes in the various estimates discussed above could affect the financial position and results of operations of the Company.

       On sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in the unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

      (e)    PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost. Expenditures representing additions or improvements are capitalized. Maintenance and repairs are charged to expense as incurred. Upon retirement or disposition, costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income. The Company adopted SFAS No. 121 effective January 1, 1996, and no impairments have been recognized as a result of the adoption.

       Depreciation and amortization is provided by the straight-line method over the estimated useful lives of the assets.

      (f)    GAS MARKETING ACTIVITIES

       In the conduct of its marketing activities, the Company enters into both long-term and short-term contracts to purchase and/or sell at a future date specified quantities of products at specified prices. Settlement of such contracts may occur through the purchase, sale and/or exchange of products in the open market or from production. Resulting gains or losses, if any, are recorded in the month of delivery. During 1995, the Company entered into an exclusive marketing arrangement with Southern Resources, Inc. ("SRI"), a third party company, wherein the Company is the exclusive supplier of all natural gas to be sold by SRI. Under the agreement, after deduction of certain expenses, the Company is entitled to receive not less than 50% of the sales margin obtained. Included in the statements of operations is the Company's 50% participation in SRI's marketing revenues and expenses. In return, the Company provides accounting services, cash management and credit for SRI.

      (g)    DRILLING REVENUES

       At times, the Company performs drilling and completion services for drilling programs, primarily under turnkey drilling contracts in which it utilizes third party contract drillers. Revenue is recognized upon the completion of the initial producing zone.

      (h)    PIPELINE TRANSPORTATION REVENUE

       Revenue from the transportation of gas is recognized on the accrual basis as products are transported.

      (i)    DEFERRED FINANCING COSTS

       In connection with obtaining a credit facility, the Company has capitalized third party costs directly associated with the closing thereof. The costs are being amortized on a straight-line

                                                                (Continued)
                                    F-10
       basis over the period of the credit facility, which is seven years. For the years ended December 31, 1996 and 1995, approximately $101,000 and $57,000, respectively, have been amortized to expense in connection with these costs.

      (j)    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

       Investments in companies which the Company has less than a 20% interest are carried at cost. Dividends received are included in other income. Dividends received in excess of the Company's proportionate share of earnings are applied as a reduction of the cost of the investment.

       Investments in companies which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

      (k)    INCOME TAXES

       The Company follows SFAS No. 109 which requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (l)    STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FASB 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations. Accordingly, compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

      (m)    INCOME PER SHARE

       Net income (loss) per common share was computed after consideration of dividend requirements on preferred stock, using the weighted average number of shares outstanding during each of the years presented. Outstanding stock options, convertible securities and warrants are common stock equivalents and have been considered when the effect is dilutive. Earnings per share for 1995 was restated to reflect the impact of preferred stock dividends.

      (n)    USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the estimates.


(2)   BUSINESS COMBINATIONS

On February 26, 1996, the Company acquired gas properties, equipment and pipelines from AKS Energy Corporation (AKS).
As consideration for the assets, the Company paid $2,909,010

                                                                (Continued)
                                    F-11
in cash, assumed $125,000 of AKS's severance tax obligations, issued 225,000 shares of the Company's common stock at a value of $3.59 per share and issued warrants with an estimated value of $348,525 to purchase an additional
225,000 shares of the Company's common stock with an exercise price of $5.00 per share and an expiration date of December 31, 1998. AKS has the right to put 50,000 shares of Common Stock to the Company for $5.00 per share anytime between June 30, 1997, and June 30, 1999. In December,
1995, the Company advanced $1,000,000 to AKS as partial consideration for the acquisition which was included in gas properties. The cash included in the purchase price was made available from borrowings under the Company's credit facility with its primary lender.

The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company would have the right to earn 50% of the remaining undeveloped acreage. However, the joint development agreement was terminated in November, 1996, when the Company decided to focus its development efforts and capital into the Gulf Coast region.

On July 3, 1996, the Company acquired proved developed and undeveloped oil and gas properties, equipment and pipelines from Century Offshore Management Company (Century) located offshore Louisiana. As consideration for the assets, the Company paid $4,000,000 in cash, issued an Installment Note in the amount of $4,000,000 payable in two equal installments on August 31, 1996, and September 30, 1996 (the Installment Note provided for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), extinguished an existing note from Century to the Company in the amount of $6,500,000 (Century Note) and assumed existing liens against the assets in the approximate amount of $1,051,000. The parties subsequently entered into an extension agreement, dated September 24, 1996, whereby Century extended the due date of the installment payments until the earlier of the completion of funding of the Company's private placement or five days after written notice from Century. As of December, 1996, the Company's private placement (see Note 6) was completed and the Company had completed the funding of the installment payments. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into by and between the Company, the Subsidiary and Century, dated July 3, 1996.

Also on July 3, 1996, the Company, the Subsidiary and Century entered into an Asset Purchase Agreement whereby the Subsidiary acquired certain rights and interests in undeveloped properties from Century located onshore Louisiana. On August 31, 1996, the parties entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the July 3, 1996, agreement and provided for the Company, through the Subsidiary, to acquire between 5.6% and 9.5% contract rights from Century in three undeveloped properties located onshore Louisiana. As consideration for these rights, the Company has paid $4,509,000 in cash.

Assuming the acquisitions had occurred on January 1, 1995, the following unaudited proforma operating data gives effect to the acquisitions for the years ended December 31, 1995 and 1996:

                                               1996               1995
                                               ----               ----

Total revenue                               $33,894,000        18,602,000
                                             ==========        ==========

Net income (loss) from operations            $3,418,000        (1,628,000)
                                              =========         =========

Primary earnings (loss) per share                  $.11             ($.39)
                                                    ===              ====

Fully diluted earnings per share                   $.10                -
                                                    ===               ===

Estimated primary and fully diluted earnings per share are based on 6,548,409 and 6,895,446 shares, respectively, outstanding for 1996 and 4,292,677 shares outstanding for 1995.

                                                                (Continued)
                                    F-12

(3)   PROPERTY AND EQUIPMENT

      A summary of property and equipment follows:

                                         ESTIMATED
                                       USEFUL LIVES
                                          (YEARS)
                                        -----------

Pipeline support facilities                 7-15          $ 8,061,570
Field equipment                                7            3,367,820
Other                                        3-7              324,689
                                                           ----------

                                                          $11,754,079
                                                           ==========

For the years ended December 31, 1996 and 1995, depreciation expense on property and equipment was $877,526 and $702,492, respectively.


(4)   OIL AND GAS PROPERTIES

      A summary of oil and gas properties follows:

      Proved properties - Developed                       $38,257,168
      Proved properties - Undeveloped                       4,193,257
      Unproved properties                                   5,686,334
                                                           ----------

                                                          $48,136,759
                                                           ==========

      In 1996, the Company entered into a Purchase and Sale Agreement with a corporation to sell certain of the Company's gas properties and related pipeline and equipment for approximately $590,000. The gas properties sold consisted primarily of certain leases and pipelines located in Clay County, Kentucky, including the PXT Pipeline which was purchased in 1994. As a result of sale, the Company has recognized a loss of approximately $153,000 during 1996.

      In 1995, the Company sold all of its interest in a Michigan producing field which had a net book value of approximately
      $91,000 for $188,500, resulting in a gain of approximately
      $97,500.

      For the years ended December 31, 1996 and 1995, depletion expense on oil and gas properties was $2,431,633 and $881,085, respectively, or $0.80 and $0.64 per mcf equivalent.


(5)   Long-term Debt

      A summary of long-term debt follows:

Note payable to Den norske Bank AS., payable
 in monthly installments, commencing
 April 1, 1996, through February 1, 2002,
 with interest payable monthly commencing
 November 1, 1995, at prime plus 1% per
 annum, secured by oil and gas properties,
 equipment and notes receivable.                              $25,083,000

Call Agreement payable, original balance
 of $1,000,000 payable in monthly
 installments of $31,250 commencing
 April 1, 1995, due November 1997
 (see Note 8).                                                    274,000

Notes payable to related parties, interest
 payable at 22%, in connection with
 Participation Agreement.                                         240,000

Note payable to related party interest
 payable at 22%, in connection with
 Participation Agreement.                                    $    250,000

                                                                (Continued)
                                    F-13

Note payable, original balance of $165,000
 payable on January 15, 1998; secured by
 an interest in oil and gas properties.                            49,696

Other notes                                                        39,008
                                                             ------------
                                                               25,935,704

Less - Current portion                                         (6,513,283)
                                                               ----------

Long-term debt                                                $19,422,421
                                                               ==========

On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002, with Den norske Bank AS. (Den norske). On August 7, 1996, the revolving credit facility was increased to $30,000,000. As of December 31, 1996, the borrowing base under the revolving credit facility was $25,083,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent on the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions on the credit facility are also dependent on the borrowing base. At December 31, 1996, monthly principal reductions are $500,000. The borrowing base will be redetermined semi-annually on each October 1 and April 1 prior to February 1, 2002.

The proceeds were used primarily to pay the outstanding balances under a previous credit facility with Bank One
Texas, N.A. and fund development activities in the Louisiana
Gulf Coast area.

In February, 1997, the credit agreement was amended to reduce the interest rate to the prime rate plus 1/2% per annum, and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties. The development facility matures on March 1, 1998, and carries an interest rate of prime plus 2% per annum.

Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At December 31, 1996, the Company was in compliance with the required financial covenants.

The Company has a working capital deficit of approximately $5.1 million at December 31, 1996. Based upon the Company's current reserve estimates, the Company believes its cash flow from operations will be sufficient to meet the required approximate $6.0 million current maturities due under the Den norske credit facility.

In July, 1995, in order to fulfill a loan commitment to Century, an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties (see Note 2), the Company and the directors simultaneously agreed to terminate the directors' participation in the Century Note. The Company remains liable to the directors for the outstanding balance at December 31, 1996, of $240,000 plus interest thereon at the rate of 22% per annum. Pursuant to the Termination of Participation Agreements entered into between the Company and the directors, payment of the balance is due in monthly installments of $12,352, beginning April 1, 1997, with the final payment due March 1, 1999.

In April, 1996, the Company entered into agreements with two individuals, one of whom is a director of the Company.
Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast region. In July, 1996, the Century Note was canceled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 2). The Company and the individuals

                                                                (Continued)
                                    F-14
simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. The Company has paid the non-affiliated individual in full. Pursuant to the Termination of Participation
Agreement entered into between the Company and the director, payment terms of the balance include $50,000 due and payable by March 10, 1997, and the remaining balance due in monthly installments of $10,293 beginning April 1, 1997, with the final payment due March 1, 1999.

Maturities of long-term debt as of December 31, 1996, are as follows:

       1997                                                      $6,513,283
       1998                                                       6,263,175
       1999                                                       6,073,502
       2000                                                       6,002,744
       2001                                                       1,083,000
                                                                 ----------

                                                                $25,935,704
                                                                 ==========

(6)   CONVERTIBLE SECURITIES PRIVATE PLACEMENT

In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities are convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that are not converted prior to their maturity dates automatically convert on their maturity dates. Interest accrues on the convertible securities until the Company receives notice of the conversion. If a security is not converted within five business days after the Company receives notice of the conversion, the Company is obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares are delivered. Prior to the receipt of a conversion notice, the Company has the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price is below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security is suspended, but the Company must pay an additional 1% per month in cash on a pro rata basis until the full redemption price is paid. If the full redemption price is not paid within ten business days after the redemption notice is given, the security holder has the right to convert the security into shares of common stock. A security holder may fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intends to effect a redemption within the following five business days. If the Company does not respond during said twenty-four hour period, the Company is precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities are convertible within 120 days after demand is made by a security holder. As of March 1, 1997, securities totaling $2,273,483 have been converted into 1,038,946 shares of common stock.

In conjunction with the issuance of the convertible securities, the Company paid placement fees and related issuance costs of $1,002,446, inclusive of 173,724 restricted shares of common stock to World Capital Funding, Inc., Denver Colorado, or to persons designated by it, with piggy-back registration rights, in partial payment of the placement agent's fee, and issued five year options to World Capital Funding, Inc., or to persons designated by it, to purchase 100,000 shares of common stock at $4.50 per share.

The shares of common stock into which the securities are convertible, together with the placement fee shares to World
Capital Funding, Inc., or its designees, and the shares

                                                                (Continued)
                                    F-15
underlying the options issued to World Capital Funding, Inc., or its designees, have been registered under an S-3
Registration Statement which was effective on January 23, 1997.

(7)   INDEPENDENT CONTRACTOR AGREEMENTS

      On November 27, 1996, the Company entered into a five year corporate relations agreement with Corporate Relations Group, Inc. ("CRG"), Winter Park, Florida, to assist the Company with its shareholder relations. As consideration for the agreement, the Company paid CRG $550,000 cash and granted CRG a one year option to purchase 100,000 shares of common stock for $3.00 per share, a two year option to purchase 100,000 shares of common stock for $3.60 per share, a three year option to purchase 100,000 shares of common stock for $4.20 per share, a five year option to purchase 100,000 shares of common stock for $4.80 per share, and a five year option to purchase 100,000 shares of common stock for $6.00 per share. The options have a fair value of approximately $1.27 per share which will be expensed over the term of the agreement.

      During 1995, the Company terminated consulting contracts with Corporate Communications Network, Inc. and Bridge Water Financial which resulted in a charge against income of $1,116,913 which represented the unamortized balance of the contracts.


(8)   CENTURY/SETTLE TRANSACTIONS

      On October 17, 1994, the Company entered into a letter agreement, as amended, with Settle Oil and Gas Company (Settle), a privately owned corporation involved in the development of lease blocks in the federal waters of the Gulf of Mexico offshore Louisiana (as discussed below, Settle was subsequently merged into Century as the result of Century's reorganization under Chapter 11 of the Bankruptcy
      Code). Under the agreement, the Company initially agreed to loan Settle $5,000,000 to fund Settle's working interest share of certain drilling and completion costs in an offshore lease block. On August 18, 1995, the loan was increased to $6,500,000. The loan bore interest at 22% payable quarterly and was secured by certain offshore properties. The Company had advanced $6,500,000 of the commitment at December 31, 1995. However, in order to fulfill its commitment, it was necessary for $400,000 to be funded by certain of the directors and officers of the Company pursuant to a Participation Agreement entered into by the parties. At the time the final installment on the commitment was due, the majority of the Company's resources were being directed towards its Gulf Coast development, thereby necessitating the Participation Agreement. The Participation Agreement granted the directors and officers the benefits of the underlying loan documents with Settle and, therefore, they participated proportionately in the costs, expenses and revenues generated from said loan. On July 3, 1996, the Company extinguished the loan as partial consideration for the acquisition of the properties securing the loan (see Note 2). The related $400,000 funded under the Participation Agreement has been assumed by the Company (see Note 5).

      The agreement also provides the Company with the right of first refusal to purchase and/or market Settle's natural gas which is not bound to currently existing contracts.

      Under a separate consulting agreement with Settle, the Company has provided restructuring advice and assistance in negotiations with creditors of Century, a company which was affiliated with Settle through common ownership and was preparing a reorganization plan under Title XI of the United States Bankruptcy Act. On July 21, 1995, the reorganization plan was approved by the Bankruptcy Court and resulted in the merger of Settle into Century. Any and all references to Settle subsequent to July 21, 1995, refer to the merged entity. The Company recognized $250,000 in other income for the year ended December 31, 1995 under the agreement.

      The Company has also negotiated directly with various creditors of Century. As a result of these negotiations, the Company was able to purchase various mechanics and materialmen lien claims totaling $1,537,482 for a cost of $806,872. In June, 1995, the Company sold these claims to an independent investment group for $1,100,000, resulting in a gain on sale of $339,201.

      The Company also purchased a $9,368,479 unsecured claim from a major creditor of Century for $1,250,000. In January, 1995, the Company sold to Settle $3,750,000 of the claim for $1,250,000, with these funds then being used by the Company to fund a portion of their $5,000,000 commitment to Settle. On March 16, 1995, Settle exercised its option to purchase

                                                                   (Continued)
                                       F-16
      the remainder of the receivables and assumed all obligations of the original purchase agreement for an additional
      $1,850,415, which represented $.3333 for each $1.00 of the remaining claim. As a result, the Company recognized a gain on sale of $1,850,415.

      In September, 1995, the Company bought out a production platform use agreement from Century Oil Company, which is owned by an individual who was an officer of the Company from January 1, 1996 through May 15, 1996, in the offshore Louisiana waters for $1,800,000 in connection with their joint development of an oil and gas lease block. The purchase was funded with proceeds from the Den norske credit facility. The individual is also 25% owner of Century, with whom the Company is jointly developing certain offshore and onshore properties in the Gulf Coast region.

      Under the letter agreement dated October 17, 1994, the Company had the right to acquire a 10% equity interest in Settle for $4,000,000 (the Settle Securities). Due to the fact that the Company was not in a position to acquire this equity interest, the Agreement was subsequently amended to permit a third party to acquire the Settle Securities. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima Capital, LLC (Prima), a limited liability company of which an officer/director of the Company is a member. The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. The Company has not guaranteed, nor is it obligated on, the Prima bank loan and the bank will look solely to Prima and its members for payments. In connection with this transaction, the Company entered into a Put Agreement with Prima, dated March 15, 1995, which provided that, in the event Prima obtained title to the Settle Securities, Prima had the right to require the Company to purchase the Settle Securities for $4,000,000 (the Prima
      Put) payable in cash and common stock.

      The Put Agreement with Prima was terminated in July, 1995, and a new agreement providing for the Company's ability to call the Settle Securities from the third party member of Prima for $4,000,000 has been substituted therefor (the Call Agreement). The Call Agreement also provides for non-refundable monthly installments of $31,250 (as originally required under the Prima Put) until such time as a total of $1,000,000 has been advanced under the Call Agreement (including payments previously made under the Prima Put). In the event the Company elects to call the Settle Securities, the advance payments shall be credited toward the purchase price. The Company's right to call the Settle Securities begins January 15, 1997, and ends December 31, 1997. Additionally, a $500,000 Certificate of Deposit held as collateral for Prima's loan was liquidated by the Company and the funds were advanced to Prima under the potential Call Agreement. Prima used the $500,000 to purchase shares of Series B Preferred Stock from a third party which it subsequently converted to common stock. In the event the Company exercises the Call Agreement, the $500,000 will be credited towards the purchase.

      On July 3, 1995, the Company made an unsecured working capital loan to Settle in the amount of $900,000. At December 31, 1996, the outstanding balance on the loan is $183,053. The loan bears interest at the rate of 10% per annum and is payable in 21 equal monthly installments of $46,894 commencing on July 31, 1995, and on the last day of each month thereafter until paid in full.

(9)   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

      On December 30, 1994, the Company invested in the formation of a new Limited Liability Company (the LLC) whose purpose is to perform contract drilling services for the Company and third parties. The LLC was capitalized at $250,000 with the Company providing $110,000 for a 44% ownership. Century and certain of Century's officers and directors are also members of the LLC, with a combined ownership interest of 45%. Summary combined information of the investee company at December 31, 1996, follows (unaudited):

                                                             (Continued)
                                       F-17

      Current assets                                          $1,287,000
      Current liabilities                                        297,775
                                                               ---------
             Working capital                                     989,225

      Property and equipment, net                                 13,536
      Other assets                                                 9,621
                                                               ---------

             Members' capital                                 $1,012,382
                                                               =========

      Revenues                                                $3,347,805
      Expenses                                                 3,099,425
                                                               ---------

             Net income                                       $  248,380
                                                               =========

      In 1995, the Company reduced its investment in a privately held insurance company which was being carried on the cost method at $869,000 to zero. The reduction was due to a continued deterioration of the financial position of the insurance company and was recognized as a charge against income in 1995.


(10)  UNEARNED REVENUE

      On May 22, 1996, the Company conveyed an approximate 2.2 billion cubic feet (bcf) volumetric production payment in Appalachian wells recently purchased from AKS through a facility sponsored by William Energy Services Company, a subsidiary of the Williams Companies, Inc. and structured by NationsBank. The Company received $4,300,000 ($4,147,300 after related costs), for the production payment, which has an anticipated six year term. Of the funds received, $2,500,000 was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast region.

      As a result of the transaction, the Company has recorded unearned revenue which will be recognized as the required volumes are delivered under the production payment conveyance.

(11)  INCOME TAXES

      The provision for income taxes for the years ended December
      31, 1996 and 1995 is summarized as follows:

                                                     1996             1995
                                                     ----             ----

      Current tax expense (benefit):
        Federal                                            -          (45,087)
        State                                       $ 25,659            8,400
                                                     -------          -------
                                                    $ 25,659          (36,687)
                                                     =======          =======

      Deferred tax expense:
        Federal                                     $537,591          161,760
        State                                         75,690           18,240
                                                     -------          -------
                                                    $613,281          180,000
                                                     =======          =======

      The Company's effective tax rate (41%) in 1996 is above the U.S. federal income tax rate of 34% because of state income taxes (net of federal benefit) of 4% and other of 3%.

      The Company's effective tax rate (35%) in 1995 is above the U.S. federal income tax rate of 34% because of state income taxes (net of federal benefit) (4%) and the increase in valuation allowance and other (3%).

                                                          (Continued)
                                       F-18

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, are presented as follows:

        Deferred tax assets:
          Net operating loss carryforwards                       $2,587,142
          Severance pay                                              56,917
          Basis differences in unconsolidated
           investee                                                  27,103
          Allowance for doubtful accounts                            15,410
          Other                                                      18,424
                                                                  ---------
          Total gross deferred tax
             assets                                               2,704,996

        Less - Valuation allowance                                 (640,786)
                                                                  ---------
          Net deferred tax assets                                 2,064,210
                                                                  ---------


        Deferred tax liabilities:
          Basis differences in oil and
           gas properties                                        $4,315,445
          Basis differences in property
           and equipment                                            565,182
          Basis differences in notes
           payable                                                  498,337
          Other                                                         895
                                                                  ---------
      Deferred tax liabilities                                    5,379,859
                                                                  ---------

      Net deferred tax liability                                 $3,315,649
                                                                  =========

        Current deferred tax asset                                  $16,319
                                                                     ======

        Non-current deferred tax
          liability                                              $3,331,968
                                                                  =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not likely to be utilized to offset existing deferred tax liabilities reversing in the same period.

      At December 31, 1996, the Company has approximately
      $6,143,000 and $8,309,000 of net operating loss (NOL) carryforwards available to offset future taxable income for federal and state purposes, respectively. The carryforwards expire from 1998 to 2011.

      The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change of ownership occurs. Such a limitation of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 15 year statutory limit. The Company had one change in ownership prior to 1996. The Company believes that the limitations, if any, would not have a significant impact on the consolidated financial statements.

(12)  FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996. The Company has no derivative financial instruments. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 Carrying           Fair
                                                  Amount            Value
                                                  ------            -----

      Financial assets:
        Cash and cash equivalents               $  353,419          353,419
        Trade accounts receivable                6,587,206        6,587,206
        Related party receivables                  195,630          195,630
        Notes receivable                           685,629          685,629

                                                               (Continued)
                                       F-19


                                                 Carrying           Fair
                                                  Amount            Value
                                                  ------            -----
      Financial liabilities:
        Trade accounts payable                   4,588,194        4,588,194
        Related party payable                        9,524            9,524
        Accrued expenses                           975,004          975,004
        Long-term debt                          25,935,704       25,995,015

      The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

             CASH AND CASH EQUIVALENTS, TRADE ACCOUNTS RECEIVABLE, RELATED PARTY RECEIVABLES, CURRENT INSTALLMENTS OF LONG-TERM DEBT, TRADE ACCOUNTS PAYABLE, RELATED PARTY PAYABLE AND ACCRUED EXPENSES: The carrying amounts approximate fair value because of the short maturity of those instruments.

             NOTES RECEIVABLE: The fair value is determined as the present value of expected cash flows discounted at the interest rate currently offered by the Company, which management believes approximates rates which would be offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

             LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

(13)  COMMON STOCK PRIVATE PLACEMENT

      In June, 1996, the Company completed a private placement of $1,000,000 ($900,000 net of offering costs). The private placement consisted of 100 units, each unit consisting of 3,300 shares of common stock and one Class A Common Stock Purchase Warrant (Class A Warrant). Each Class A Warrant entitles the holder to purchase 1,650 shares of the Company's common stock at an exercise price of $4.00 per share. The Class A Warrants are immediately exercisable and expire October 8, 1999.

      In November, 1995, the Company completed a private placement of $1,235,000 ($1,128,236 net of offering costs). The private placement consisted of 41.17 units, each unit consisting of 10,000 shares of common stock and one 1995 Class A Warrant and one 1995 Class B Warrant. Each warrant entitles the holder to purchase 5,000 shares of the Company's common stock at $3.50 and $5.00 per share, respectively. The warrants expire in October, 1999. The Company has a call right on the 1995 Class A Warrants and the 1995 Class B Warrants at share prices of $5.50 and $7.00, respectively.

      In 1996, the Company filed a Registration Statement, effective in October, 1996, which registered the shares of common stock sold in the private placement and the shares of common stock for which the Class A Warrants and the 1995 Class A Warrants and 1995 Class B Warrants may be exercised.


(14)  STOCKHOLDERS' EQUITY

      The Company has authorized one million (1,000,000) shares of Series 1993 Preferred Stock and two million (2,000,000) shares of Series Preferred Stock subject to designation by the Board of Directors:

                                                              (Continued)
                                       F-20

             Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per share based upon the total number of shares outstanding. Outstanding at December 31, 1996 are 268,851 shares.

             Series B Preferred Stock, designated by the Board of directors, is convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock has a liquidation preference of $10.00 per share, but is junior to the Series 1993 Preferred Stock. Dividends are payable quarterly at the rate of 6% in cash or common stock, at the Company's option. There are 1,000,000 shares authorized and zero shares outstanding at December 31, 1996.

      The Company paid dividends on the Series 1993 Preferred Stock and Series B Preferred Stock through the issuance of 27,535 and 95,308 shares of common stock in 1996 and 1995, respectively. Also during 1996, the Company purchased and retired 58,059 shares of Series B Preferred Stock at $13.70 per share and allowed the holders of 21,676 Series B Preferred Stock to convert the shares into 75,410 shares of common stock.

      On January 15, 1997, the Board of Directors declared dividends payable in common stock on January 22, 1997, to holders of the Series 1993 Preferred Stock totaling 10,754 shares.

      The Company has registered on a Form S-8 registration statement, as amended, 650,000 shares of common stock to be issued pursuant to its 1994 Employee Stock Compensation Plan
      (ESC). The ESC provides for stock compensation through the award of the Company's common stock to persons whose experience, ability and services are considered valuable.
      At December 31, 1996, 271,000 shares have been issued under the ESC at prices ranging from $2.81 to $8.00 per share.

      The Company has reserved and registered under a Form S-8 registration statement 2,000,000 shares of common stock to be issued pursuant to a 1994 Compensatory Stock Option Plan
      (CSO). The CSO is a nonstatutory stock option plan intended as an employment incentive to aid in attracting and retaining in the employ or service of the Company persons of experience and ability and whose services are considered valuable.

      The Company applies APB Opinion 25 in accounting for the CSO and non-plan options. Accordingly, no compensation cost has been recognized for the CSO and non-plan options granted in 1996 or 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB 123, net income and earnings per share would have been reduced as follows:

                                                   1996             1995
                                                   ----             ----
        NET INCOME
        ----------
          As reported                             $911,755          266,153
                                                  ========          =======
          Proforma                                $464,427      ($2,467,170)
                                                   =======        =========
        PRIMARY EARNINGS PER SHARE
        --------------------------
          As reported                                $0.13              --
                                                      ====              ==
          Proforma                                   $0.06           ($0.68)
                                                      ====             ====
        FULLY DILUTED EARNINGS PER SHARE
        --------------------------------
          As reported                                $0.12              --
                                                      ====              ==
          Proforma                                   $0.06              --
                                                      ====              ==

      The proforma deficit of approximately $2.5 million in 1995 results primarily from the grant of 2,349,306 CSO and non-plan options, all of which were 100% vested as of the date of grant.

      The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     1996             1995
                                                     ----             ----
        Dividend yield                                  --               --
        Risk-free interest rate                      5.73%             6.0%
        Expected life                               4 YRS.           5 YRS.
        Expected volatility                         69.47%           69.47%

                                                              (Continued)
                                       F-21

      A summary of the status of CSO and non-plan options granted to employees, consultants, officers and directors for the purchase of the Company's common stock follows:

                                             CSO                   Non-Plan
                                             ---                   --------

                                               Weighted                 Weighted
                                     Number     Average       Number     Average
                                       of      Exercise         of      Exercise
                                     Shares      Price        Shares      Price
                                     ------      -----        ------      -----

Balance, December 31,
  1995                             1,484,410     $5.42       1,226,320     $3.78

  Granted                            498,500      4.50         600,000      4.35
  Exercised                                -         -               -         -
  Terminated                         (39,000)    (6.45)       (400,000)    (3.38)
                                   ---------     -----       ---------     -----

Balance, December 31,
  1996                             1,943,910     $5.16       1,426,320     $4.14
                                   =========     =====       =========     =====

Weighted average fair
value of options granted
during 1996                            $1.66 per share
                                        ====

At December 31, 1996, 1,778,243 CSO options and all non-plan options were fully vested. The 165,667 remaining CSO options will vest over the next two years.

                                             CSO                    Non-Plan
                                             ---                    --------
                                              Weighted                  Weighted
                                   Number      Average       Number      Average
                                     of       Exercise         of       Exercise
                                   Shares       Price        Shares       Price
                                   ------       -----        ------       -----

Balance, December 31,
  1994                               877,014     $6.68               -         -

  Granted                          1,122,986      5.05       1,226,320     $3.78
  Exercised                                -         -               -         -
  Terminated                        (515,590)    (6.75)              -         -
                                   ---------     -----       ---------      ----

Balance, December 31,
  1995                             1,484,410     $5.42       1,226,320     $3.78
                                   =========      ====       =========      ====

Weighted average fair
value of options granted
during 1995                            $2.32 per share
                                       =====

The following is a summary of the status of CSO and non-plan options outstanding at December 31, 1996:

                                  Outstanding Options                    Exercisable Options
                            -----------------------------------          -------------------
                                         Weighted      Weighted                      Weighted
                                          Average       Average                       Average
  Exercise                               Remaining     Exercise                      Exercise
 Price Range                Number         Life          Price          Number         Price
 -----------                ------         ----          -----          ------         -----

$3.00 - $3.60                760,319        3.0          $3.31           760,319       $3.31
$4.00 - $4.80              1,592,487        3.9           4.28         1,426,820        4.26
$6.00 - $8.00              1,017,424        7.3           6.48         1,017,424        6.48

At December 31, 1996, the Company has reserved 1,464,097 shares of common stock which are issuable upon the exercise of the following warrants:

      At December 31, 1996, the Company has outstanding 1,049,720 common stock warrants issued in connection with the Company's merger with SOE. Four warrants convert to one share of common stock. On February 2, 1995, the Board of Directors approved a resolution to reduce the exercise price of the warrants to $1.625, or $6.50 per share, in order to give effect to the Company's 1-for-4 reverse stock split effected in September, 1994. The warrants, which previously


                                                              (Continued)
                                       F-22
      expired on April 24, 1996, have been extended to April 24, 1997, by the Board of Directors.

      In connection with a common stock private placement closed in 1995, the Company has issued 41.17 Class A Warrants and
      41.17 Class B Warrants. Each Class A and Class B Warrant is convertible to 5,000 shares of common stock. The Class A Warrants have exercise prices of $3.50 and $5.00 per share, respectively. The Warrants are exercisable for thirty-six months, commencing October 8, 1997. The Company has a call right on the Class A and Class B Warrants at a share price of $5.50 and $7.00, respectively.

      The Company has outstanding 400,000 common stock warrants issued in connection with various consulting agreements. Each Warrant is convertible into one share of common stock at exercise prices from $3.00 to $3.50 per share. The warrants expire in June, 1998.

      In connection with a common stock private placement closed in 1996, the Company issued 100 1996 Class A Warrants. Each 1996 Class A Warrant is convertible to 1,650 shares of common stock. The 1996 class A Warrants are exercisable through October 8, 1999, and have an exercise price of $4.00 per share.

      In connection with the purchase of certain gas properties from AKS (see Note 2), the Company issued 225,000 warrants to purchase 225,000 shares of common stock. The warrants have an exercise price of $5.00 per share and expire on December 31, 1998.

The weighted average price of the 1,464,097 shares of common stock reserved upon exercise of all outstanding warrants is $4.40.

On January 2, 1996, the Company entered into a stock purchase agreement, as amended, with the holders of the outstanding Series B Preferred Stock. Under the agreement, the Company or its assignee had the obligation to purchase the remaining outstanding Series B Preferred Stock at $13.70 per share. Payment terms under the agreement were as follows:

                  Due              Number
                 Date             Of Shares          Amount
                 ----             ---------          ------

           January 2, 1996         18,248           $ 250,000
           January 15, 1996        18,248             250,000
           February 10, 1996        3,650              50,000
           February 29, 1996       54,409             745,400
           March 31, 1996          47,445             650,000

      The share commitments through January 15, 1996, were purchased by individuals who are not associated or affiliated with the Company or any of the Company's directors or executive officers, and the February 10 and 29, 1996, share commitments were purchased by the Company, primarily with funds obtained under its credit facility with Den norske. Upon purchase, the Board of Directors retired 58,059 shares of Series B Preferred Stock.

      The share commitment due March 31, 1996, was amended to allow the holders of the Series B Preferred Stock to convert 25,679 shares of the Series B Preferred Stock into 100,000 shares of common stock. The remaining commitment of 21,676 shares of Series B Preferred Stock for $296,932 was extended by mutual consent to April 30, 1996. The Company subsequently allowed the holders of the Series B Preferred Stock to convert the remaining 21,676 shares of Series B Preferred Stock into 75,410 shares of common stock.

(15)  RELATED PARTY TRANSACTIONS

      Significant related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs (see
      Notes 5, 8, 14, 15, and 19).

      In both 1996 and 1995, the Company, pursuant to the terms of an employment and stock option agreement, has paid or accrued compensation to the Company's Chairman of $60,000.
      The Chairman has been assisting management in various financing transactions.


                                                             (Continued)
                                       F-23

      The Company paid or accrued fees of approximately $68,000 during 1995 to a company owned by a former officer/director of the Company for legal and administrative services.

      The Company has billed $15,000 during 1995 for financial consulting services to a company in which an officer/director of the Company is a principal.

      In 1996, the Company paid $276,500 to purchase gas from a company owned 20% by a director of the Company, which participated as a joint venture partner in drilling various wells in the Appalachian area.

      The Company has paid or accrued interest of approximately $21,500 and $31,000 during 1996 and 1995, respectively, related to advances and notes payable from Southern Gas Holding Co., Inc. (Holding), a company primarily owned by two officers/directors of the Company. At December 31, 1996, the Company has made advances to Holding totaling $163,728 which the principals of Holding intend to secure with shares of Company stock as it becomes available.

      In 1995, the Company purchased a pipeline in the Gausdale
      Field for $400,000 from Holding. The price was determined based upon future estimated cash flows from transportation fees discounted at 10%.

      In March, 1995, in order to meet a corporate commitment, the Company borrowed monies from an officer/director and a director of the Company totaling $500,000. The funds bore interest at the rate of 10% per annum and were due in full in July, 1996. The note was secured by gas properties, and the individuals had the option to convert their note to a working interest position in wells to be drilled offshore Louisiana. In July, 1995, the related parties' converted their note to a 13.75% working interest in two wells. Pursuant to an agreement between the parties, the Company had the right to repurchase the working interest position on or before September 30, 1995. The Company exercised the right, as amended, to repurchase the working interest position for $750,000 plus a 3.875% overriding royalty interest prior to September 30, 1995.

      In 1996, the Company purchased the overriding royalty interest in the Ship Shoal B-3 well from the officer/director of the Company for $125,000.

(16)  LEASES

      Future minimum rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

             Years ending
             December 31,
             ------------

                1997                        $37,800
                1998                          6,300

                                            $44,100
                                             ======

      The Company rents equipment and office space under various operating leases. Rental expense for the years ended December 31, 1996 and 1995, was approximately $61,200 and $106,900, respectively. Included in both 1996 and 1995 is $37,800 paid to an officer/director of the Company related to office space rental. The lease agreement is effective through February 28, 1998 at a monthly rate of $3,150.

(17)  DEFINED CONTRIBUTION PLAN

      The Company maintains a Defined Contribution Plan (the Plan) for all full-time employees of the Subsidiary. Employees are entitled to make contributions based on their percentage of compensation. The Company provides a matching contribution up to 5% of each employee's compensation. For the years ended December 31, 1996 and 1995, approximately $32,500 and $26,100, respectively, were recognized as a general and administrative expense for contributions to the Plan.

                                                                (Continued)
                                         F-24

(18)  SIGNIFICANT CUSTOMER CONCENTRATION

      The Company's primary market areas are the State of Kentucky and the Gulf Coast region, primarily Louisiana. For the years ended December 31, 1996 and 1995, most of the Company's gas sales are on credit to major industrial or local distributing companies. Trade receivables are not generally collateralized; however, the Company's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. In certain instances, the Company will require a letter of credit.

      Approximately 31% and 36% of the Company's gas sales in 1996 and 1995, respectively, are subject to fixed pricing contracts, while the remainder are based on spot prices. The Company presently uses its marketing operations to provide gas supplies to customers solely to meet delivery requirements when internal production will not suffice. The Company provides gas supplies to industrial end users and local distributing companies primarily for commercial use.

      Marketing revenues from major customers are summarized below:

                                              1996                1995
                                              ----                ----
                                          $          %        $          %
                                          -          -        -          -

         Company A                    15,650,000     69    6,393,000    37
         Company B                     2,543,000     11    2,464,000    14

(19)  COMMITMENTS AND CONTINGENCIES

      In December, 1995, the Company entered into a severance agreement with its former President and Chief Executive Officer who resigned effective December 31, 1995. Under the agreement, the executive was paid $85,000 and will receive the sum of $10,000 per month through March 31, 1998. In return, the executive surrendered 515,590 CSO common stock options under a Severance Plan which had exercise prices between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, the executive received 643,987 common stock options at an exercise price of $4.00 per share and which expire on November 29, 2000. He also retains 46,203 CSO common stock options immediately exercisable, previously issued to him, at $3.50 per share which expire on October 11, 2002. The Company also agreed to provide for payment of an office lease through October, 1996, and assigned a 1% gross overriding royalty interest in certain oil and gas properties. As a result of the agreement, the Company has recognized a charge against income of $371,346 in 1995 and has an accrued severance liability at December 31, 1996, of $142,293 based on an 8% discount factor.

      In the normal course of business, the Company enters into short-term supply and purchase agreements. These agreements can stipulate either a fixed contract price or a floating price based on spot prices. Management attempts to schedule deliveries to mitigate any possible adverse effects of changing prices; however, gas prices are susceptible to change due to industry supply and demand positions.

                         AMERICAN RESOURCES OF DELAWARE, INC.
                         ------------------------------------
                                    AND SUBSIDIARY
                                    --------------

                     OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
                     --------------------------------------------

                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                    ----------------------------------------------


The following supplemental information regarding oil and gas activities of the company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission
(SEC) and Statement of Financial Accounting Standards No. 69 (SFAS No. 69), "Disclosures About Oil and Gas Producing Activities."

                                                      1996         1995
                                                      ----         ----
CAPITALIZED COSTS RELATING TO OIL AND
 GAS PRODUCING ACTIVITIES:
  Proved undeveloped oil and gas properties       $ 4,193,257     2,932,552
  Proved oil and gas properties                    38,257,168    17,104,875
  Unproved oil and gas properties                   5,686,334     2,760,834
  Other                                                     -     1,000,000
  Support equipment and facilities                  8,061,570     7,802,245
                                                   ----------    ----------
                                                   56,198,329    31,600,506

  Less accumulated depreciation, depletion,
   amortization, and impairment                    (5,703,885)   (2,838,928)
                                                   ----------    ----------

     Net capitalized costs                        $50,494,444    28,761,578
                                                   ==========    ==========

COSTS INCURRED IN OIL AND GAS PRODUCING
 PROPERTY ACQUISITION, EXPLORATION AND
 DEVELOPMENT ACTIVITIES:
  Property acquisition costs:
    Proved                                        $18,439,652     1,030,500
    Unproved                                        2,925,500     2,760,834
  Exploration costs                                         -       341,334
  Development costs                                 3,314,867     1,746,807
                                                   ----------    ----------

                                                  $24,680,019     5,879,475
                                                   ==========    ==========

RESULTS OF OPERATIONS FOR OIL AND GAS ACTIVITIES:
  Oil and gas sales                                $8,540,569     3,198,987
  Gain (loss) on sale of gas properties              (153,000)       91,000
  Production costs                                 (1,402,389)     (765,285)
  Depreciation, depletion, and amortization        (2,431,633)     (881,085)
                                                   ----------    ----------

     Results of operations for oil and gas
      producing activities                         $4,553,547     1,643,617
                                                    =========     =========

RESERVE QUANTITY INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1996
AND 1995:

The following estimates of proved developed and proved undeveloped reserve quantities, and related standardized measure of discounted net cash flow, are estimates only and have been provided by Richard M. Russell & Associates, Inc. (Kentucky/Appalachian region properties); Netherland, Sewell & Associates, Inc. (Gulf Coast region properties); and McConnell Consulting, Inc. (Michigan properties), independent engineering consulting firms. The amounts do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States, and primarily in the State of Kentucky and the Gulf Coast Region offshore Louisiana.


                                                            (Continued)
                                       F-26

                       AMERICAN RESOURCES OF DELAWARE, INC.
                       ------------------------------------
                                  AND SUBSIDIARY
                                  --------------

                   OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
                   --------------------------------------------

                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                  ----------------------------------------------


The success of future development efforts and the amount, timing and costs thereof may significantly increase or decrease the Company's total unproved and proved developed reserve volumes, the "Standardized Measure of Discounted Future Net Flows," and the components and changes therein.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids), and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. Gas volumes are expressed in thousands of cubic feet and oil reserves in barrels.

                                             1996                       1995
                                             ----                       ----
                                       Oil          Gas           Oil          Gas
                                       ---          ---           ---          ---
Proved developed and undeveloped
 reserves:
  Beginning of year                  756,383     24,741,330            -     22,845,597
  Revisions of previous
   estimated                         (45,694)    (2,346,294)           -      1,419,239
  Purchases of minerals
   in place                          691,712     18,373,382            -        101,893
  Extensions and discoveries               -              -      857,899      1,447,916
  Production                        (200,189)    (1,829,503)    (101,516)      (761,175)
  Sales and transfers of
   minerals in place                       -     (3,246,204)           -       (312,140)
                                    --------     ----------      -------     ----------

Total proved reserves              1,202,212     35,692,711      756,383     24,741,330
                                   =========     ==========      =======     ==========

Proved developed reserves:

  Beginning of year                  756,383     19,702,503            -     17,379,370

  End of year                        909,194     29,033,203      756,383     19,702,503
                                     =======     ==========      =======     ==========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AS OF
DECEMBER 31, 1996 AND 1995:

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows less are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

The average crude oil price at year-end 1996 used for this calculation was $24.29 per barrel. The average natural gas price used was $3.72 for Gulf Coast, $2.17 for Kentucky region and $2.75 for Michigan. In general, oil and natural gas prices declined in early 1997.

At December 31, 1996 and 1995, the Company's future discounted net cash flow from proved reserves was located as follows:


                                                            (Continued)
                                       F-27

                       AMERICAN RESOURCES OF DELAWARE, INC.
                       ------------------------------------
                                  AND SUBSIDIARY
                                  --------------

                   OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
                   --------------------------------------------

                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                  ----------------------------------------------

                     KENTUCKY       GULF COAST        MICHIGAN          TOTAL
                     --------       ----------        --------          -----

  1996              $16,972,496     41,678,600        1,298,910      $59,950,006
                    ===========     ==========        =========      ===========

  1995              $17,327,392     10,728,200        1,392,500      $29,448,092
                    ===========     ==========        =========      ===========

At December 31, 1996, the South Timbalier 148 Field accounted for approximately 74% of the Company's future net cash flows in the Gulf Coast region. At December 31, 1996 and 1995, the Gausdale Field accounted for approximately 49% and 83% of the Company's future net cash flows from the Kentucky region.

                                                      1996             1995
                                                      ----             ----
Standard measure of discounted future
 net cash flows at December 31:
  Future cash inflows                              $124,117,714     67,476,132
  Future production costs                           (16,015,402)    (8,612,212)
  Future development costs                           (8,893,219)    (2,473,326)
  Future taxes                                       (2,501,238)    (2,408,364)
                                                    -----------     ----------
                                                     96,707,855     53,982,230

Future net cash flows, 10% annual discount
 for estimated timing of cash flows                 (36,757,849)   (24,534,138)
                                                    -----------    -----------

     Standardized measure of discounted
      future net cash flows relating to
      proved gas reserves                          $ 59,950,006     29,448,092
                                                    ===========     ==========

The following reconciles the change in the standardized measure of discounted future net cash flows during the years 1996 and 1995:

                                                      1996             1995
                                                      ----             ----

Beginning of year                                   $29,448,092     15,968,977
Sales of gas produced, net of
  production costs                                   (7,138,180)    (2,433,702)
Net changes in prices and
  production costs                                    4,933,466       (110,565)
Extensions and discoveries                                    -     11,659,628
Revisions of previous quantity
  estimates                                          (2,659,980)     1,418,562
Change from purchases of
  minerals in place                                  36,340,737         93,226
Change from sale and transfers
  of minerals in place                               (2,361,900)      (323,019)
Changes in future taxes                                  42,210        347,171
Accretion of discount                                 2,655,425      1,596,898
Changes in timing and other                          (1,309,864)     1,230,916
                                                     ----------     ----------

     End of year                                    $59,950,006     29,448,092
                                                     ==========     ==========

The change from purchases of minerals in place reflects the Company's acquisition of the South Timbalier 148 lease block located offshore Louisiana and the acquisition of various fields located in Kentucky from AKS.

The increase in extensions and discoveries for 1995 primarily reflects the Company's successful completion and development of wells in the Ship Shoal lease located in the Gulf Coast region.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN RESOURCES OF DELAWARE, INC.



                               By: /s/ Rick G. Avare
                                  ----------------------------------
                               Rick G. Avare
                               President, CEO and Director

Date:   March 27, 1997
      ---------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                     DATE
        ---------                         -----                     ----

                              Chairman of the Board
 /s/ Douglas L. Hawthorne       and Director                   March 27, 1997
-------------------------
  Douglas L. Hawthorne

                              President, Chief Executive
 /s/ Rick G. Avare              Officer, and Director
-------------------------
  Rick G. Avare                 (Principal Executive Officer)  March 27, 1997

                              Director and President,
                                Southern Gas Company
 /s/ Leonard K. Nave            of Delaware, Inc.              March 27, 1997
-------------------------
  Leonard K. Nave


 /s/ Jeffrey J. Hausman       Chief Financial Officer          March 27, 1997
-------------------------
  Jeffrey J. Hausman


 /s/ Dr. Donald A.
  Schellpfeffer               Director
-------------------------                                      --------------
Dr. Donald A. Schellpfeffer


 /s/ David Fox, Jr.           Director
-------------------------                                      --------------
 David Fox, Jr.

                          EXHIBIT INDEX

              AMERICAN RESOURCES OF DELAWARE, INC.


EXHIBIT
NUMBER                   DESCRIPTION                     PAGE NO.

3.9       By-Laws of the Company, as amended
          (incorporated by reference to Exhibit 3.2
          to the Registrant's Form 10-SB).                      *

3.10      Restated Certificate of Incorporation filed
          with the Delaware Secretary of State
          (incorporated by reference to Exhibit 3.10
          to the Company's Form 8-K filed December
          12, 1996).                                            *

4.1       Specimen Common Stock Certificate
          (incorporated by reference to Exhibit 4.1
          to the Registrant's Form 10-SB).                      *

4.2       Specimen Preferred Stock Certificate
          (incorporated by reference to Exhibit 4.2
          to the Registrant's Form 10-SB).                      *

4.3       Specimen Warrant Certificate and Agreement
          (incorporated by reference to Exhibit 4.3
          to the Registrant's Form 10-SB).                      *

4.5       Warrant Agreement dated as of October 6, 1994
          between American Resources of Delaware, Inc.
          and GFL Ultra Fund, Ltd. (incorporated by
          reference to Exhibit 4.1 to the Registrant's
          September, 1994, Form 10-QSB).                        *

4.6       Warrant Agreement dated as of November 10, 1994
          between American Resources of Delaware, Inc.
          and GFL Ultra Fund, Ltd. (incorporated by
          reference to Exhibit 4.6 to the Registrant's
          Form 10-KSB for the fiscal year ended
          December 31, 1994 [the "1994 Form 10-KSB"]).          *

4.9       Specimen copy of the Convertible Debenture
          Purchase Agreement, with exhibits.
          (incorporated by reference to Exhibit 4.9 to the Company's Form 8-K filed December 12,
          1996).                                                *

4.10      Specimen copy of a Stock Option Agreement
          between American Resources of Delaware, Inc.,
          and Corporate Relations Group, Inc.
          (incorporated by reference to Exhibit 4.10
          to the Company's Form 8-K filed December 12, 1996).   *

4.11      Copy of a Stock Option Agreement between
          American Resources of Delaware, Inc., and
          World Capital Funding, Inc.  (incorporated
          by reference to Exhibit 4.11 to the Company's
          Form 8-K filed December 12, 1996).                    *

10.1      Asset Purchase Agreement between American
          Resources of Delaware, Inc. and Southern Gas
          Company, Inc. dated October 6, 1993
          (incorporated by reference to Exhibit 1.1
          to the Registrant's Form 8-K filed
          October 19, 1993).                                    *

10.2      Amendment to Asset Purchase Agreement by
          and between American Resources of Delaware,
          Inc. and Southern Gas Company, Inc. dated
          February 28, 1994 (incorporated by reference
          to Exhibit 2.8 to the Registrant's Form 10-KSB
          for the fiscal year ended December 31, 1993
          [the "1993 Form 10-KSB"]).                            *

10.3      Purchase Agreement between Southern Gas Holding
          Company, Inc. and American Resources of
          Delaware, Inc. dated February 24, 1994
          (incorporated by reference to Exhibit 2.2
          to the Company's Form 8-K filed March 14, 1994).      *

10.4      Amended and Restated Credit Agreement between
          American Resources of Delaware, Inc., Southern
          Gas Company of Delaware, Inc., and Bank One,
          Texas, National Association dated February 24,
          1994 (incorporated by reference to Exhibit 4.1
          to the Registrant's Form 8-K filed on
          March 14, 1994).                                      *

10.5      Form of First Amendment to Amended and Restated
          Credit Agreement between American Resources of
          Delaware, Inc., Southern Gas Company of
          Delaware, Inc., and Bank One, Texas, National
          Association (incorporated by reference to
          Exhibit 10.5 to the Registrant's 1994
          Form 10-KSB).                                         *

10.6      Promissory Note in the amount of $7,375,000
          from American Resources of Delaware, Inc.
          to Bank One, Texas, National Association
          dated February 24, 1994 (incorporated by
          reference to Exhibit 4.2 to the Registrant's
          Form 8-K filed on March 14, 1994).                    *

10.7      Form of Promissory Note from American
          Resources of Delaware, Inc. to Bank One,
          Texas, National Association (incorporated by
          reference to Exhibit 10.7 to the
          Registrant's 1994 Form 10-KSB).                       *

10.8      Note Repurchase Agreement dated February 24,
          1994, between American Resources of Delaware,
          Inc. and National American Life Insurance
          Company of Pennsylvania (incorporated by
          reference to Exhibit 4.3 to the Registrant's
          Form 8-K filed on March 14, 1994).                    *

10.9      Promissory Note dated March 24, 1994 in the
          amount of $3,500,000 from Southern Gas Holding
          Company et al. to National American Life
                  -- --
          Insurance Company of Pennsylvania (assumed
          by the Company) (incorporated by reference
          to Exhibit 4.4 to the Company's Form
          8-K filed on March 14, 1994).                         *

10.10     Stockholders Agreement dated February 28,
          1994, between American Resources of
          Delaware, Inc., Southern Gas Holdings,
          Inc., Southern Gas Company, Inc., and
          Sequa Capital Corporation (incorporated by
          reference to Exhibit 4.5 to the Registrant's
          Form 8-K filed on March 14, 1994).                    *

10.11     Settlement Agreement dated February 28,
          1994, among Sequa Capital Corporation,
          Southern Gas Company, Inc., Southern Gas
          Holding, Inc., Wright Resources, Inc.,
          Natural Resource Services, Inc. and Leonard K.
          Nave (incorporated by reference to Exhibit 4.6
          to the Registrant's Form 8-K filed on
          March 14, 1994).                                      *

10.12     Shareholders Agreement among Leonard K. Nave,
          American Resources of Delaware, Inc., and
          Don Peracchi dated February 7, 1994
          (incorporated by reference to Exhibit 4.10
          to the Registrant's 1993 Form 10-KSB).                *

10.13     Agreement among Southern Gas Holding
          Company, Inc., Gems Resources, Inc., and
          American Resources of Delaware, Inc., dated
          February 21, 1994 (incorporated by reference
          to Exhibit 4.11 to the Registrant's 1993
          Form 10-KSB).                                         *

10.14     Employment and Stock Option Agreement of
          Andrew J. Kacic dated March 19, 1993
          (incorporated by reference to Exhibit 10.1
          the Registrant's Form 10-SB).                         *

10.15     Registration Rights Agreement dated
          March 19, 1993 between the Registrant and
          Andrew J. Kacic (incorporated by reference
          to Exhibit 10.2 to the Registrant's Form 10-SB).      *

10.16     Employment and Stock Option Agreement dated
          March 19, 1993 between the  Registrant and
          Charles A. Smith, III dated March 19, 1993
          (incorporated by reference to Exhibit 10.3
          to the Registrant's Form 10-SB).                      *

10.17     Registration Rights Agreement between the
          Company and Charles A. Smith, III dated
          March 19, 1993 (incorporated by reference
          to Exhibit 10.4 to the Registrant's Form 10-SB).      *

10.18     Employment and Stock Option Agreement
          dated March 19, 1993 between the Registrant
          and Douglas L. Hawthorne (incorporated by
          reference to Exhibit 10.5 to the
          Registrant's Form 10-SB).                             *

10.19     Registration Rights Agreement dated March 19,
          1993 between the Registrant and Douglas L.
          Hawthorne (incorporated by reference to
          Exhibit 10.6 to the Registrant's Form 10-SB).         *

10.20     Agreement between the Company and Oilfield
          Investments Ltd. dated March 8, 1994
          (incorporated by reference to Exhibit 10.28
          to the Registrant's 1993 Form 10-KSB).                *

10.21     Office Lease dated June 1, 1986 between Nave
          Properties and Southern Gas (assigned to SGCD)
          (incorporated by reference to Exhibit 10.36
          to the Registrant's 1993 Form 10-KSB).                *

10.22     Incentive Stock Option Plan (incorporated
          by reference to Exhibit 10.0 to the
          Registrant's September, 1994, Form 10-QSB).           *

10.23     Letter Agreement dated October 17, 1994
          between the Registrant and Settle Oil and
          Gas Company (incorporated by reference to
          Exhibit 10.1 to the Registrant's
          September, 1994, Form 10-QSB).                        *

10.24     Letter Agreement dated December 30, 1994,
          between the Registrant and Settle Oil and
          Gas Company (incorporated by reference to
          Exhibit 10.24 to the Registrant's 1994
          Form 10-KSB).                                         *

10.25     Letter Agreement dated January 12, 1995,
          between the Registrant and Settle Oil and
          Gas Company (incorporated by reference to
          Exhibit 10.25 to the Registrants 1994
          Form 10-KSB).                                         *

10.26     Letter Agreement dated February 20, 1995,
          between the Registrant and Settle Oil and
          Gas Company (incorporated by reference to
          Exhibit 10.26 to the Registrant's 1994
          Form 10-KSB).                                         *

10.27     Agreement and Assignment dated September 30,
          1994, between Petroleum Exploration and
          Transmission, Inc. and Southern Gas
          Company of Delaware, Inc. (incorporated by
          reference to Exhibit 10.27 to the
          Registrant's 1994 Form 10-KSB).                       *

10.28     Mortgage and Security Agreement dated
          September 30, 1994, between Southern Gas
          Company of Delaware, Inc. and Melinda C.
          Provo (incorporated by reference to
          Exhibit 10.28 to the Registrant's 1994
          Form 10-KSB).                                         *

10.29     Promissory Note dated September 30, 1994
          from Southern Gas Company of Delaware, Inc.
          to Melinda C. Provo (incorporated by
          reference to Exhibit 10.29 to the
          Registrant's 1994 Form 10-KSB).                       *

10.30     Form of Put Agreement dated March 15, 1995,
          between American Resources of Delaware, Inc.
          and Prima Capital, L.L.C. (incorporated
          by reference to Exhibit 10.30 to the
          Registrant's 1994 Form 10-KSB).                       *

10.31     Form of Limited Liability Company Agreement
          of Crescent Turnkey & Engineering, L.L.C.
          dated December 30, 1994 (incorporated by
          reference to Exhibit 10.31 to the
          Registrant's 1994 Form 10-KSB).                       *

10.32     Domestic Turnkey Drilling Contract -- Offshore
          dated December 30, 1994, between American
          Resources of Delaware, Inc. and Crescent
          Turnkey Engineering, L.L.C. (incorporated
          by reference to Exhibit 10.32 to the
          Registrant's 1994 Form 10-KSB).                       *

10.33     Purchase and Sale Agreement dated effective
          October 31, 1994, between American Resources
          of Delaware, Inc. and Settle Oil and Gas
          Company (incorporated by reference to
          Exhibit 10.33 to the Registrant's 1994
          Form 10-KSB).                                         *

10.34     Subscription Agreement for 22% Secured
          Convertible Note of Settle Oil and Gas
          Company dated November 28, 1994, and
          executed by American Resources of Delaware,
          Inc. (incorporated by reference to
          Exhibit 10.34 to the Registrant's 1994
          Form 10-KSB).                                         *

10.35     22% Secured Convertible Note dated November 28,
          1994, in the amount of $5,000,000 from
          Settle Oil and Gas Company to American
          Resources of Delaware, Inc. (incorporated
          by reference to Exhibit 10.35 to the
          Registrant's 1994 Form 10-KSB).                       *

10.36     Assignment of Convertible Promissory Note
          dated December 30, 1994, from American
          Resources of Delaware, Inc. to Southern Gas
          Company of Delaware, Inc. (incorporated
          by reference to Exhibit 10.36 to the
          Registrant's 1994 Form 10-KSB).                       *

10.37     Assignment of Convertible Promissory Note
          dated December 30, 1994, from Southern Gas
          Company of Delaware, Inc. to Century
          Offshore Management Corporation, Settle Oil
          and Gas Company, and Southern Gas Company
          of Delaware, Inc. (incorporated by reference
          to Exhibit 10.37 to the Registrant's 1994
          Form 10-KSB).                                         *

10.38     Mortgage and Security Agreement dated
          November 15, 1994, among Settle Oil and
          Gas Company, Century Offshore Management
          Corporation and American Resources of
          Delaware, Inc. (incorporated by reference
          to Exhibit 10.38 to the Registrant's
          1994 Form 10-KSB).                                    *

10.39     Put Agreement dated as of March 15, 1995,
          between the American Resources of Delaware,
          Inc., Southern Gas Company of Delaware, Inc.
          and Prima Capital, LLC (incorporated by
          reference to Exhibit 10.0 to the Registrant's
          Form 10-QSB for the quarterly period ended
          March 31, 1995 [the "March, 1995, Form 10-QSB"]).     *

10.40     $500,000 Promissory Note from Southern Gas
          Company of Delaware, Inc. In favor of Rick G.
          Avare, Douglas L. Hawthorne Retirement
          Plan-001, Dtd. February 22, 1995, and
          Douglas L. Hawthorne (incorporated by
          reference to Exhibit 10.1 to the Registrant's
          March, 1995, Form 10-QSB).                            *

10.41     Agreement dated January 31, 1995, between
          Southern Gas Company of Delaware, Inc.,
          Rick G. Avare, Douglas L. Hawthorne
          Retirement Plan-001, Dtd. February 22, 1995,
          and Douglas L. Hawthorne (incorporated by
          reference to Exhibit 10.2 to the
          Registrant's March, 1995, Form 10-QSB).               *

10.42     Amendment to Put Agreement dated as of
          July 1, 1995, between American Resources
          of Delaware, Inc., Southern Gas Company of
          Delaware, Inc. and Prima Capital, LLC
          (incorporated by reference to Exhibit 10.0
          to the Registrant's Form 10-QSB for the
          quarterly period ended June 30, 1995
          [the "June, 1995, Form 10-QSB"]).                     *

10.43     $900,000 Promissory Note from Settle
          (incorporated by reference to Exhibit 10.1
          to the Registrant's June, 1995, Form 10-QSB).         *

10.44     Participation agreement dated as of
          July 25, 1995, between American Resources
          of Delaware, Inc. and its Board of Directors
          (incorporated by reference to Exhibit 10.2
          to the Registrant's June, 1995, Form 10-QSB).         *

10.45     Stock Option Agreement dated May 5, 1995,
          between American Resources of Delaware, Inc.
          and GFL Ultra Fund Limited (incorporated
          by reference to Exhibit 10.3 to the
          Registrant's June, 1995, Form 10-QSB).                *

10.46     First Amendment to Stock Option Agreement
          dated June 19, 1995, between American
          Resources of Delaware, Inc. And GFL Ultra
          Fund Limited (incorporated by reference to
          Exhibit 10.4 to the Registrant's June, 1995,
          Form 10-QSB).                                         *

10.47     Second Amendment to Stock Option Agreement
          dated July 13, 1995, between American
          Resources of Delaware, Inc. and GFL
          Ultra Fund Limited (incorporated by
          reference to Exhibit 10.5 to the
          Registrant's June, 1995, Form 10-QSB).                *

10.48     Promissory Note of September 28, 1995, to
          Den norske Bank, A.S. (incorporated by
          reference to Exhibit 10.0 to the Registrant's
          Form 10-QSB for the quarterly period
          ended September 30, 1995 [the "September,
          1995, Form 10-QSB"]).                                 *

10.49     Amendment to Settle Note (incorporated by
          reference to Exhibit 10.1 to the
          Registrant's September, 1995, Form 10-QSB).           *

10.50     Asset Purchase Agreement of December 27,
          1995, by and between American Resources
          of Delaware, Inc., Southern Gas Co. of
          Delaware, Inc., Arakis Energy Corporation
          and AKS Energy Corporation (incorporated
          by reference to Exhibit A to the
          Registrant's Form 8-K filed on March 12, 1996).       *

10.51     Joint Development Agreement of February 26,
          1996, between Southern Gas Co. of
          Delaware, Inc. and AKS Energy Corporation
          (incorporated by reference to Exhibit B to
          the Registrant's Form 8-K filed on
          March 12, 1996).                                      *

10.52     Joint Operating Agreement of December 1,
          1994, between Century Offshore Management
          Corporation, Settle Oil and Gas Company and
          Southern Gas Co. of Delaware, Inc.
          (incorporated by reference to Exhibit 10.52
          to the Registrant's Form 10-KSB for the fiscal
          year ended December 31, 1995 [the "1995
          Form 10-KSB"]).                                       *

10.53     Stock Purchase Agreement of January 2, 1996,
          as amended, between American Resources of
          Delaware, Inc. and GFL Ultra Fund, Ltd.
          (incorporated by reference to Exhibit 10.53
          to the Registrant's 1995 Form 10-KSB).                *

10.54     Purchase Agreement of December 29, 1995,
          between Southern Gas Holding Company and
          Southern Gas Co. Of Delaware, Inc.
          (incorporated by reference to Exhibit 10.54
          to the Registrant's 1995 Form 10-KSB).                *

10.55     Severance Agreement of November 30, 1995,
          between American Resources of Delaware,
          Inc. and Andrew J. Kacic. (incorporated by
          reference to Exhibit 10.55 to the
          Registrant's 1995 Form 10-KSB).                       *

10.56     Second Amendment to Put Agreement of
          October 4, 1995, between American Resources
          of Delaware, Inc., Prima Capital, LLC, and
          Southern Gas Co. of Delaware, Inc.
          (incorporated by reference to Exhibit 10.56
          to the Registrant's 1995 Form 10-KSB).                *

10.57     Specimen Change of Control Agreement
          (incorporated by reference to Exhibit 10.57
          to the Registrant's Form 8-K filed
          December 12, 1996).                                   *

10.58     Employment Agreement with Rick G. Avare
          (incorporated by reference to Exhibit 10.58
          to the Registrant's Form 8-K filed
          December 12, 1996).                                   *

10.59     Specimen copy of the Indemnity Agreement
          with Officers and Directors (incorporated
          by reference to Exhibit 10.59 to the
          Registrant's Form 8-K filed December 12, 1996).       *

10.60     Lead Generation Agreement with Corporate
          Relations Group, Inc. (incorporated by
          reference to Exhibit 10.60 to the Registrant's
          Form 8-K filed December 12, 1996).                    *

10.61     Asset Purchase Agreement of December 27,
          1995, by and between American Resources
          of Delaware, Inc., Southern Gas Co. of
          Delaware, Inc., Arakis Energy Corporation
          and AKS Energy Corporation (incorporated
          by reference to Exhibit A to the Registrant's
          Form 8-K filed on March 12, 1996).                    *

10.62     Joint Development Agreement of February 26,
          1996, between Southern Gas Co. of Delaware,
          Inc. and AKS Energy Corporation (incorporated
          by reference to Exhibit B to the Registrant's
          Form 8-K filed on March 12, 1996).                    *

10.63 Participation Agreement of April 12, 1996, between American Resources of Delaware, Inc.
          and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.3 to the Registrant's
          Report on Form 10-QSB for the quarterly
          period ended March 31, 1996).

10.64     Production Payment Conveyance of May 22, 1996,
          by and between Southern Gas Co. of Delaware,
          Inc., and Austin Energy Funding Partners
          (incorporated by reference to Exhibit 10.4
          to the Registrant's Report on Form 10-QSB
          for the quarterly period ending June 30, 1996).       *

10.65     Asset Purchase Agreement by and between
          American Resources of Delaware, Inc.,
          Southern Gas Co. of Delaware, Inc., and
          Century Offshore Management Corporation
          dated July 3, 1996, for the acquisition
          of the South Timbalier 148 properties
          (incorporated by reference to Exhibit A
          to the Registrant's Form 8-K filed on
          July 18, 1996).                                       *

10.66     Asset Purchase Agreement by and between
          American Resources of Delaware, Inc.,
          Southern Gas Co. of Delaware, Inc., and
          Century Offshore Management Corporation
          dated July 3, 1996, for the acquisition
          of the contractual rights for salt dome
          properties (incorporated by reference to
          Exhibit B to the Registrant's Form 8-K
          filed on July 18, 1996).                              *

10.67     Capitalization Agreement and Termination of
          Purchase and Sale Agreement by and between
          Southern Gas Co. of Delaware, Inc., American
          Resources of Delaware, Inc. and Century
          Offshore Management Corporation, dated
          August 31, 1996 (incorporated by reference
          to Exhibit A to the Registrant's Form 8-K/A
          filed on September 16, 1996).                         *

10.68     Amendment to South Timbalier Purchase and
          Sale Agreement by and between Southern
          Gas Co. of Delaware, Inc., American
          Resources of Delaware, Inc. and Century
          Offshore Management Corporation, dated
          August 31, 1996 (incorporated by reference
          to Exhibit B to the Registrant's Form 8-K/A
          filed on September 16, 1996).                         *

10.69     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Douglas L. Hawthorne, dated
          September 30, 1996 (incorporated by
          reference to Exhibit 10.9 to the
          Registrant's Form 10-QSB for the
          quarterly period ending September 30,
          1996 [the "September, 1996, Form 10-QSB"]).           *

10.70     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and The Kandy Limited Partnership,
          dated September 30, 1996 (incorporated by
          reference to Exhibit 10.10 to the
          Registrant's September, 1996, Form 10-QSB).           *

10.71     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Donald A. Schellpfeffer, dated
          September 30, 1996 (incorporated by reference
          to Exhibit 10.11 to the Registrant's
          September, 1996, Form 10-QSB).                        *

10.72     Termination of Participation Agreement
          by and between American Resources of
          Delaware, Inc. and Southern Gas Holding
          Company, Inc., dated September 30, 1996
          (incorporated by reference to Exhibit 10.12
          to the Registrant's September, 1996, Form 10-QSB).    *

10.73     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Douglas L. Hawthorne Retirement
          Plan-001 Dtd. 2/22/95, dated September 30,
          1996 (incorporated by reference to
          Exhibit 10.13 to the Registrant's
          September, 1996, Form 10-QSB).                        *

10.74     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Douglas L. Hawthorne, dated
          December 29, 1996.                                  128

10.75     Termination of Participation Agreement
          by and between American Resources of
          Delaware, Inc. and The Kandy Limited
          Partnership, dated December 29, 1996.               130

10.76     Termination of Participation Agreement
          by and between American Resources of
          Delaware, Inc. and Donald A. Schellpfeffer,
          dated December 29, 1996.                            132

10.79     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Douglas L. Hawthorne Retirement
          Plan-001 Dtd. 2/22/95, dated December 29, 1996.     134

21.0      Subsidiaries of American Resources of
          Delaware, Inc. (incorporated by reference to
          Exhibit 21.0 to the Registrant's 1994
          Form 10-KSB).                                         *

23.1      Consent of KPMG Peat Marwick, LLP.                  136

23.2      Consent of Netherland, Sewell & Associates, Inc.    137

23.3      Consent of Richard M. Russell & Associates, Inc.    138

* Previously filed

         AMENDED TERMINATION OF PARTICIPATION AGREEMENT

     This Amendment of the Termination of Participation Agreement ("Amended Agreement") entered into this 29th day of December, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Douglas L. Hawthorne (hereinafter referred to as "Hawthorne"), 4325 Delco Dell Road, Kettering, OH 45429.
                         R E C I T A L S
                         ---------------
     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Hawthorne to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Hawthorne entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Hawthorne would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Hawthorne Advance") the sum of Eighty Thousand Dollars ($80,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and the Hawthorne Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and
               Exhibit 10.74

     WHEREAS, Hawthorne has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation and entered into a Termination of Participation Agreement with ARI; and
     WHEREAS, the parties wish to amend the Participation Agreement to extend the terms of repayment and wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.   AMENDMENT TO THE TERMS OF REPAYMENT OF THE HAWTHORNE
          ----------------------------------------------------
ADVANCE.  ARI shall pay Hawthorne the sum of Eighty Thousand
-------
Dollars ($80,000.00) in equal monthly installments commencing April 1, 1997, based on a two year amortization schedule attached hereto as Exhibit "A".
     2.   RATIFICATION OF TERMINATION AGREEMENT.  The parties
          -------------------------------------
hereby ratify all terms and conditions of the Termination Agreement not specifically amended herein.
     IN WITNESS THEREOF:
                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By:   /s/ Rick G. Avare
                            -----------------------------------

                         Its:        President
                             ----------------------------------



                         By:   /s/ Douglas L. Hawthorne
                            -----------------------------------
                              DOUGLAS L. HAWTHORNE

DS\Haamp

         AMENDED TERMINATION OF PARTICIPATION AGREEMENT

     This Amendment of the Termination of Participation Agreement ("Amended Agreement") entered into this 29th day of December, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and The Kandy Limited Partnership (hereinafter referred to as "Kandy"), P.O. Box 1946, Scottsdale, AZ 85252.
                         R E C I T A L S
                         ---------------
     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Kandy to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Kandy entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Kandy would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Kandy Advance") the sum of Eighty Thousand Dollars ($80,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and the Kandy Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and
               Exhibit 10.75

     WHEREAS, Kandy has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation and entered into a Termination of Participation Agreement with ARI; and
     WHEREAS, the parties wish to amend the Participation Agreement to extend the terms of repayment and wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.   AMENDMENT TO THE TERMS OF REPAYMENT OF THE KANDY
ADVANCE.       --------------------------------------------------
------
ARI shall pay Kandy the sum of Eighty Thousand Dollars ($80,000.00) in equal monthly installments commencing April 1, 1997, based on a two year amortization schedule attached hereto as Exhibit "A".
     2.   RATIFICATION OF TERMINATION AGREEMENT.  The parties
          -------------------------------------
hereby ratify all terms and conditions of the Termination Agreement not specifically amended herein.
     IN WITNESS THEREOF:
                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By:   /s/ Rick G. Avare
                            -----------------------------------

                         Its:        President
                             ----------------------------------


                         By:   /s/ Andrew J. Kacic , G.P.
                            -----------------------------------
                              The Kandy Limited Partnership

DS\kandy.ame

         AMENDED TERMINATION OF PARTICIPATION AGREEMENT

     This Amendment of the Termination of Participation Agreement ("Amended Agreement") entered into this 29th day of December, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Don Schellpfeffer (hereinafter referred to as "Schellpfeffer"), 910 E. 20th Street, Sioux Falls, SD 57105.
                         R E C I T A L S
                         ---------------
     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Schellpfeffer to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Schellpfeffer entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Schellpfeffer would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Schellpfeffer Advance") the sum of Eighty Thousand Dollars ($80,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and the Schellpfeffer Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and
                          Exhibit 10.76

     WHEREAS, Schellpfeffer has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation and entered into a Termination of Participation Agreement with ARI; and
     WHEREAS, the parties wish to amend the Participation Agreement to extend the terms of repayment and with to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.   AMENDMENT TO THE TERMS OF REPAYMENT OF THE
          ------------------------------------------
SCHELLPFEFFER ADVANCE.  ARI shall pay Schellpfeffer the sum of
---------------------
Eighty Thousand Dollars ($80,000.00) in equal monthly installments commencing April 1, 1997, based on a two year amortization schedule attached hereto as Exhibit "A".
     2.   RATIFICATION OF TERMINATION AGREEMENT.  The parties
          -------------------------------------
hereby ratify all terms and conditions of the Termination Agreement not specifically amended herein.
     IN WITNESS THEREOF:
                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By:   /s/ Rick G. Avare
                            ------------------------------------

                         Its:        President
                             -----------------------------------



                         By:   /s/ Don Schellpfeffer
                            ------------------------------------
                              Don Schellpfeffer

DS\Schellpfeffer.ame

         AMENDED TERMINATION OF PARTICIPATION AGREEMENT

     This Amendment of the Termination of Participation Agreement ("Amended Agreement") entered into this 29th day of December, 1996 by and between American Resources of Delaware, Inc. (hereinafter referred to as "ARI") with an address of 160 Morgan Street, Versailles, KY 40383 and Douglas L. Hawthorne Retirement Plan 001 (hereinafter referred to as "Hawthorne"), 4325 Delco Dell Road, Kettering, OH 45429.
                         R E C I T A L S
                         ---------------
     WHEREAS, ARI agreed to loan Century Offshore Management, Inc. ("Century") approximately Six Million Five Hundred Thousand Dollars ($6,500,000.00) (the "Century Primary Obligation"); and
     WHEREAS, ARI requested Hawthorne to participate in the Century Primary Obligation; and
     WHEREAS, ARI and Hawthorne entered into a Participation Agreement dated July 5, 1995 (the "Participation Agreement") whereby Hawthorne would participate with ARI in the Century Primary Obligation by advancing to ARI (the "Hawthorne Advance") the sum of Two Hundred and Fifty Thousand Dollars ($250,000.00) to be utilized by ARI to fund the Century Primary Obligation; and
     WHEREAS, the Century Primary Obligation and the Hawthorne Advance were secured by a first mortgage on certain properties known as the South Timbalier 148 Properties offshore Louisiana (the "Century Properties"); and
     WHEREAS, ARI acquired the interest of Century in the Century Properties on July 3, 1996 and in consideration for that acquisition forgave the Century Primary Obligation; and
                          Exhibit 10.79

     WHEREAS, Hawthorne has agreed to the forgiveness by ARI of the Century Primary Obligation in exchange for certain compensation and entered into a Termination of Participation Agreement with ARI; and
     WHEREAS, the parties wish to amend the Participation Agreement to extend the terms of repayment and wish to memorialize their understanding in this Agreement.
     NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:
     1.   AMENDMENT TO THE TERMS OF REPAYMENT OF THE HAWTHORNE
          ----------------------------------------------------
ADVANCE.  ARI shall pay Hawthorne the sum of Fifty Thousand
-------
Dollars ($50,000.00) on or before March 15, 1997, with the balance of the Hawthorne Advance being paid in equal monthly installments commencing April 1, 1997, based on a two year amortization schedule attached hereto as Exhibit "A".
     2.   RATIFICATION OF TERMINATION AGREEMENT.  The parties
          -------------------------------------
hereby ratify all terms and conditions of the Termination Agreement not specifically amended herein.
     IN WITNESS THEREOF:
                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By:   /s/ Rick G. Avare
                            -----------------------------------

                         Its:        President
                             ----------------------------------



                         By:        Douglas L. Hawthorne
                            -----------------------------------
                              DOUGLAS L. HAWTHORNE, TRUSTEE FOR
                              DOUGLAS L. HAWTHORNE RETIREMENT
                              PLAN 001

DS\Hawthorne.ama

                 CONSENT OF INDEPENDENT AUDITORS
                 -------------------------------



The Board of Directors
American Resources of Delaware, Inc. and Subsidiary:

We consent to incorporation by reference in the following registration statements of American Resources of Delaware, Inc. and Subsidiary of our report dated March 17, 1997 related to the consolidated balance sheet of American Resources of Delaware, Inc. and Subsidiary as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, which report appears in the December 31, 1996 annual report on Form 10-KSB of American Resources of Delaware, Inc. and Subsidiary.

(a)  The company's registration statement on Form S-8, Commission
     File No. 33-78882 (1994 Employee Stock Compensation Plan).

(b)  The company's registration statement on Form S-8, Commission
     File No. 33-78884 (1994 Compensatory Stock Option Plan).

(c)  The company's registration statement on Form S-8, Commission
     File No. 33-82422 (1994 Employee Stock Compensation Plan -
     Additional Shares).

(d)  The company's registration statement on Form S-8, Commission
     File No. 33-95260 (1994 Compensatory Stock Option Plan -
     Additional Shares).

(e)  The company's registration statement on Form S-8, Commission
     File No. 333-654 (Andrew J. Kacic Severance Agreement).

(f)  The company's registration statement on Form S-3, Commission
     File No. 333-656 (effective October 8, 1996).

(g)  The company's registration statement on Form S-3, Commission
     File No. 333-18821 (effective January 23, 1997).

                                            KPMG Peat Marwick LLP


Houston, Texas
March 28, 1997

                          Exhibit 23.1

NSAI      NETHERLAND, SEWELL
          & ASSOCIATES, INC.
----------------------------










    CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
    ---------------------------------------------------------

     As independent oil and gas consultants, Netherland, Sewell & Associates, Inc. hereby consents to (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1996, to the American Resources of Delaware, Inc. and subsidiary (ARI) interest in certain oil and gas properties, (b) all references to our firm included in or made a part of ARI's annual report on Form 10-KSB for the year ended December 31, 1996, (c) the incorporation by reference thereof into ARI's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260, and 333-654) and Form S-3
(Nos. 333-656 and 333-18821), and (d) the reference of our firm under the heading "Experts" in the prospectus.


                         NETHERLAND, SEWELL & ASSOCIATES, INC.



                         By: /s/ Frederic D Sewell
                            -----------------------------------
                              Frederic D. Sewell
                              President



Dallas, Texas
March 25, 1997


                          Exhibit 23.2

RICHARD M. RUSSELL & ASSOCIATES, INC.
----------------------------------------------------------------
CONSULTING ENGINEERS









           Consent of Independent Consulting Engineer
           ------------------------------------------



As independent consulting engineer, Richard M. Russell & Associates, Inc. consents to a) the use of our report dated February 12, 1997 setting forth our estimates of reserves and future revenue as of January 1, 1997 to American Resources of Delaware, Inc. and subsidiary (ARI) interest in certain oil and gas properties, and b) all references to our firm included in or made a part of ARI's annual report on Form 10-KSB for the year ended December 31, 1996, c) the incorporation by reference thereof into ARI's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260, and 333-654) and Form S-3
(Nos. 333-656 and 333-18821), and d) the reference to our firm under the heading "Experts" in the prospectus.


                         Richard M. Russell & Associates, Inc.



                         By: /s/ Richard M. Russell
                            -------------------------------------
                              Richard M. Russell
                              President



Nashville, Tennessee
March 26, 1997



         2003 BLAIR BOULEVARD NASHVILLE, TENNESSEE 37212
   615-385-5446 FAX 615-292-7375 E MAIL RCYCLE @IX.NETCOM.COM


                          Exhibit 23.3