Form 10QSB
period 1997-03-31
AMERICAN RESOURCES OF DELAWARE INC
filed 1997-05-14
CIK 899717

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

            YES  xx                       NO
               -------                      ----

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

            YES   xx                NO
               ---------               -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

      On March 31, 1997, 7,938,113 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 268,851 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes     ;  No   xx   .
   -----     --------

                     AMERICAN RESOURCES OF DELAWARE, INC.
                                  FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I      -     FINANCIAL INFORMATION                                    1

Item 1      -     Financial Statements                                     1

                  Introduction to the Financial Statements                 2

                  Condensed Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                     3

                  Condensed Consolidated Statements of
                  Operations - Three Months Ended
                  March 31, 1997 and 1996                                  5

                  Condensed Consolidated Statements of
                  Stockholders' Equity - Three Months
                  Ended March 31, 1997                                     6

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 1997 and 1996                                  7

                  Notes to Condensed Consolidated Financial
                  Statements                                               8

Item 2      -     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              13

PART II     -     OTHER INFORMATION                                       19

Item 3      -     Exhibits and Reports on Form 8-K                        19

                  Signature                                               20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The Financial Statements for the three months ended March 31, 1997 and 1996 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997.
The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1996.

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

                       CONDENSED, CONSOLIDATED FINANCIAL
                       ---------------------------------
                                  STATEMENTS
                                  ----------

                          FOR THE THREE MONTHS ENDED
                          --------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

                    CONDENSED, CONSOLIDATED BALANCE SHEETS
                    --------------------------------------


                                    ASSETS
                                    ------

                                                      March 31,
                                                      ---------
                                                        1997         December 31,
                                                        ----         ------------
                                                    (unaudited)         1996(*)
                                                    -----------         -------

Current assets:
 Cash and cash equivalents                           $1,038,240           353,419
 Accounts and notes receivable, net                   4,724,384         7,037,415
 Deferred tax asset                                      16,319            16,319
 Prepaid expenses and other                             371,416           344,850
                                                     ----------        ----------
      Total current assets                            6,150,359         7,752,003


Oil and gas properties, at cost
 (successful efforts method)                         49,688,890        48,136,759
Property and equipment, at cost                      11,855,450        11,754,079
                                                     ----------        ----------
                                                     61,544,340        59,890,838

   Less accumulated depreciation,
    depletion and amortization                       (7,528,452)       (6,150,632)
                                                     ----------        ----------

      Net property and equipment                     54,015,888        53,740,206

Other assets:
 Investment in unconsolidated subsidiaries              414,970           485,610
 Call advance                                         1,500,000         1,500,000
 Notes receivable                                       454,410           432,576
 Deferred financing costs, net                          514,502           439,695
 Other                                                  428,692           487,554
                                                     ----------        ----------

      Total other assets                              3,312,574         3,345,435
                                                     ----------        ----------
                                                    $63,478,821        64,837,644
                                                     ==========        ==========

                                                                         (Continued)

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

                        AMERICAN RESOURCES OF DELAWARE, INC.
                        ------------------------------------
                                   AND SUBSIDIARY
                                   --------------

                 CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 --------------------------------------------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

                                                     March 31,
                                                     ---------
                                                        1997          December 31
                                                        ----          -----------
                                                    (unaudited)         1996(*)
                                                    -----------         -------
Current liabilities:
 Current installments of long-term debt              $6,406,384         6,513,283
 Accounts payable                                     3,587,117         4,861,340
 Accrued severance liabilities                          114,958           112,689
 Accrued taxes payable                                  243,277
195,467
 Unearned revenue                                       780,808           807,632
 Accrued expenses and other                             301,809           373,622
                                                      ---------         ---------

      Total current liabilities                      11,434,353        12,864,033

Long-term debt, excluding current
 maturities                                          19,332,171        19,422,421

Unearned revenue                                      2,626,410         2,821,611

Deferred tax liability and other                      3,749,818         3,611,572

Stockholders' equity:
 Series 1993 8% Convertible Preferred Stock,
  par value $12.00 per share                          2,181,819         2,181,819
 Convertible Securities, representing
  approximately 1,355,000 and 2,850,000
  shares of Common Stock at March 31,
  1997 and December 31, 1996, respectively            2,501,456         4,997,554
 Common Stock, par value $.00001 per
  share; 20,000,000 shares authorized;
  7,949,863 and 6,520,296 shares issued
  and outstanding at March 31, 1997 and
  December 31, 1996, respectively                            79                65


Additional paid-in capital                           18,996,555        16,453,899

Treasury stock                                          (52,400)          (52,400)

Retained earnings                                     2,708,560         2,537,070
                                                     ----------        ----------

      Total stockholders' equity                     26,336,069        26,118,007

Commitments and contingencies                                -                 -

                                                    $63,478,821        64,837,644
                                                     ==========        ==========

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

                        AMERICAN RESOURCES OF DELAWARE, INC.
                        ------------------------------------
                                   AND SUBSIDIARY
                                   --------------

            CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            ------------------------------------------------------------

                     THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                     ------------------------------------------

                                                       1997              1996
                                                       ----              ----
Revenues:
 Production                                         $ 3,763,097         1,442,733
 Transportation                                         211,494           302,692
 Marketing                                           10,534,742         7,864,493
 Other                                                   11,640           313,329
                                                     ----------        ----------
                                                     14,520,973         9,923,247
                                                     ----------        ----------

Expenses:
 Production                                             541,766           318,117
 Transportation                                          94,073            62,285
 Marketing                                           10,548,429         7,607,979
 Other                                                   36,461            54,801
 Depreciation, depletion and
  amortization                                        1,377,820           474,343
                                                     ----------        ----------
                                                     12,598,549         8,517,525
                                                     ----------        ----------
                                                      1,922,424         1,405,722

Administrative expenses                                 795,412           452,462
                                                     ----------        ----------

Operating income                                      1,127,012           953,260

Other income (expense):
 Interest income                                         12,486           383,211
 Interest expense                                      (684,086)         (481,314)
 Other                                                      619           (41,898)
                                                     ----------        ----------
                                                       (670,981)         (140,001)
                                                     ----------        ----------

     Income before income
      tax expense                                       456,031           813,259

Income tax expense                                      177,850           317,218
                                                     ----------        ----------

     Net income                                        $278,181           496,041
                                                       ========           =======

Per common share:
 Primary:
  Net income                                               $.03              $.09
                                                           ====              ====

Weighted average number of common
 shares and common share
 equivalents outstanding                              8,603,648         5,816,404
                                                      =========         =========

Fully diluted:
 Net income                                                $.03              $.08
                                                           ====              ====

Weighted average number of common
 shares and common share
 equivalents outstanding                              8,871,499         6,369,421
                                                      =========         =========

See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OF DELAWARE, INC.
                        ------------------------------------
                                   AND SUBSIDIARY
                                   --------------

             CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             ----------------------------------------------------------
                      FOR THE THREE MONTHS ENDED MARCH 31, 1997
                      -----------------------------------------
                                     (UNAUDITED)
                                     -----------



                   Common Stock                    8% Preferred Stock
                  -------------               -----------------------------

                  Number                      Number               Net of    Additional
                    of     Par   Convertible    of        Par     Discount    Paid-in    Treasury  Retained
                  shares  value  Securities   shares     value     value      Capital     stock    Earnings      Total
                  ------  -----  -----------  ------     -----     -----      -------     -----    --------      -----

Balance,
December 31,
1996            6,520,296  $65    4,997,554   268,851  3,226,213  2,181,819  16,453,899  (52,400)  2,537,070   26,118,007

Conversion of
4% Convertible
Debentures to
Common Stock    1,401,002   14   (2,496,098)        -          -          -   2,496,084        -           -            -

Common Stock
Dividends issued
or accrued         28,557    -            -         -          -          -      51,759        -    (106,691)     (54,932)

Warrants exercised
for Common
Stock                   8    -            -         -          -          -          52        -           -           52

Deferred
compensation
costs                   -    -            -         -          -          -      31,850        -           -       31,850

Stock
registration
costs                   -    -            -         -          -          -     (37,089)       -           -      (37,089)

Net income              -    -            -         -          -          -           -        -     278,181      278,181
                ---------  ---   ----------   -------  ---------  ---------  ----------  -------   ---------   ----------

Balance,
March 31,
1997            7,949,863  $79    2,501,456   268,851  3,226,213  2,181,819  18,996,555  (52,400)  2,708,560   26,336,069
                =========  ===   ==========   =======  =========  =========  ==========  =======   =========   ==========


See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OF DELAWARE, INC.
                        ------------------------------------
                                   AND SUBSIDIARY
                                   --------------

             CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             -----------------------------------------------------------

                                                     Three months ended March 31,
                                                     ----------------------------

                                                        1997              1996
                                                        ----              ----

Net cash provided by operating activities            $2,587,100         1,216,781
                                                      ---------         ---------

Investing activities:
 Purchases of property and equipment                 (1,653,502)       (3,819,153)
 Payments on notes receivable                           150,410           294,483
 Issuance of notes receivable                           (35,000)                -
 Purchase of 6% Junior Preferred Stock                        -          (795,400)
                                                      ---------         ---------

    Net cash used in investing activities            (1,538,092)       (4,320,070)
                                                      ---------         ---------

Financing activities:
 Proceeds from borrowings                             1,027,752         2,590,000
 Payments on borrowings                              (1,224,901)         (249,727)
 Other                                                 (167,038)                -
                                                      ---------         ---------

    Net cash provided by financing
     activities                                        (364,187)        2,340,273
                                                      ---------         ---------

      Increase (decrease) in cash                       684,821          (763,016)

Cash and cash equivalents at
 beginning of period                                    353,419           826,393
                                                      ---------         ---------

Cash and cash equivalents at
 end of period                                       $1,038,240            63,377
                                                      =========         =========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 10,754 and 15,835 shares of Common Stock to holders of the Series 1993 and Series B Preferred Stock during the three months ended March 31, 1997 and 1996, respectively.
During the three months ended March 31, 1997, holders of $2,996,784 ($2,496,098 net of placement costs) of the Convertible Securities have converted the securities into 1,401,002 shares of Common Stock and received 17,803 shares of Common Stock dividends related to the Convertible Securities.

During the three months ended March 31, 1996, 37,265 shares of Series B Preferred Stock were converted into a total of 149,410 shares of Common Stock.

The Company acquired 58,059 shares of the outstanding 6% Junior
Preferred Stock for $802,900 during the three months ended March
31, 1996. Upon resolution of the Board of Directors, the shares were retired.

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

          CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

(1)   GENERAL

      American Resources of Delaware, Inc. ("ARI"), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil & Exploration of Delaware, Inc. ("SOE") pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

      ARI and its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. ("Southern") are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the State of Kentucky and the Gulf of Mexico. The Subsidiary has expanded its production efforts through its involvement in the development of prospects located offshore Louisiana in the Gulf of Mexico. These activities are considered to be one business segment for financial reporting purposes.

      The accompanying condensed, consolidated financial statements include the accounts of ARI and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of the Company that was filed with the Securities and Exchange Commission.

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

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

          CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

(2)   LONG-TERM DEBT

      A summary of long-term debt follows:

                                                     March 31,       December 31,
                                                     ---------       ------------
                                                        1997             1996
                                                        ----             ----
 Note payable to Den norske Bank AS,
 payable in monthly installments,
 commencing April 1, 1996 through
 February 1, 2002, with interest payable
 monthly commencing November 1, 1995
 at prime plus 1% per annum, secured
 by oil and gas properties, equipment
 and notes receivable.                              $24,083,000        25,083,000

Note payable to Den norske Bank A.S.
 under $2,500,000 development facility,
 due March 1, 1998, with interest payable
 monthly at prime plus 2% per annum,
 secured by oil and gas properties.                   1,004,205                -

Call Agreement payable, original balance of
 $1,000,000 payable in monthly installments
 of $31,250 commencing April 1, 1995,
 due November 1997.                                     154,650           274,000

Notes payable to related parties,
 interest payable at 22%, in connection
 with Participation Agreements.                         240,000           240,000

Note payable to related party, interest
payable at 22%, in connection with
Participation Agreement.                                200,000           250,000

Note payable, original balance of
$165,000 payable on January 15, 1998,
secured by an interest in oil and
gas properties.                                              -             49,696

Other notes                                              56,700            39,008
                                                     ----------        ----------

                                                     25,738,555        25,935,704

Less - Current portion                               (6,406,384)        6,513,283
                                                     ----------        ----------

Long-term debt                                      $19,332,171        19,422,421
                                                     ==========        ==========

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

          CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


      On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002 with Den norske Bank AS (Den norske). On August 7, 1996, the revolving credit facility was increased to $30,000,000. As of March 31, 1997, the borrowing base under the revolving credit facility was $24,500,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. At March 31, 1997, monthly principal reductions are $500,000. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

      In February 1997, the credit agreement was amended to reduce the interest rate to the prime rate plus 1/2% per annum and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties.

      Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At March 31, 1997, the Company was in compliance with the required financial covenants.

(3)   CONVERTIBLE SECURITIES PRIVATE PLACEMENT

      In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities are convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that are not converted prior to their maturity dates automatically convert on their maturity dates. Interest accrues on the convertible securities until the Company receives notice of the conversion. If a security is not converted within five business days after the Company receives notice of the conversion, the Company is obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares are delivered. Prior to the receipt of a conversion notice, the Company has the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price is below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security is suspended, but the Company must pay an additional 1% per month in cash on a pro rata basis until the full redemption price is paid. If the full redemption price is not paid within ten business days after the redemption notice is given, the security holder has the

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

          CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


      right to convert the security into shares of common stock.
      A security holder may fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intends to effect a redemption within the following five business days. If the Company does not respond during said twenty-four hour period, the Company is precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities are convertible within 120 days after demand is made by a security holder. As of March 31, 1997, securities totaling $2,996,784 have been converted into 1,401,002 shares of common stock.

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

            Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 268,851 shares are outstanding at March 31, 1997 and December 31, 1996.

            Series B Preferred Stock, designated by the Board of Directors, is convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock has a liquidation preference of $10.00 per share, but is junior to the Series 1993 Preferred Stock. Dividends are payable quarterly at the rate of 6% in cash or common stock. There are 1,000,000 shares authorized and zero shares outstanding at March 31, 1997 and December 31, 1996, respectively. During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating the Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation. The Certificate eliminating the Series B Preferred Stock

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                                AND SUBSIDIARY
                                --------------

          CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


            was accepted by the Office of the Secretary of State of Delaware on April 16, 1997.

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

      The Company has reserved a total of approximately 2,000,000 shares of common stock for issuance under a 1994 Compensatory Stock Option Plan (CSO). Outstanding stock options, which include CSO plan and non-plan options, granted to employees, consultants, officers and directors for the purchase of the Company's common stock are as follows:

                                                                    Price Per Share
                                                                    ---------------

                                                    Shares          From         To
                                                    ------          ----         --

      Balance December 31, 1996                    3,370,230        $3.00      $8.00

       Granted                                             -            -          -
       Terminated                                    (82,233)        3.00       3.50
                                                  ----------

      Balance March 31, 1997                       3,287,897        $3.00      $8.00
                                                  ==========

      Outstanding options at March 31, 1997 include 1,943,910 issued under the CSO, of which 1,886,077 are exercisable, and 1,343,987 non-plan options, all of which are immediately exercisable. Outstanding options at March 31, 1997 expire between November 26, 1997 and February 1, 2005.

      At March 31, 1997, the Company has outstanding warrants to purchase 1,464,090 shares of common stock at exercise prices from $1.63 to $5.00 per share; however, warrants to purchase 262,424 shares of common stock are scheduled to expire by their own terms on April 24, 1997.

(5)   SUBSEQUENT EVENTS

      In April 1997, the Company purchased from a director of the Company an overriding royalty interest in the Ship Shoal B-3 well for $150,000 and also purchased from an officer/director of the Company an overriding royalty interest in the Ship Shoal B-4 well for $180,000. Values of the overriding royalty interests were based on discounted reserve values as determined from the December 31, 1996 reserve reports.

      On April 21, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group, Inc. ("CRG") to provide additional services in the public relations area. The Amendment also provided for the immediate termination of 500,000 options previously granted to CRG by ARI and the issuance to CRG of 50,000 shares of free trading stock in ARI. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997. The cost is being amortized over a one-year period due to the timing of the services being performed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

      Statements, other than historical facts, contained in this Quarterly Report on Form 10-QSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates, if any; the effect of hedging activities; and conditions in the capital markets.

      RECENT DEVELOPMENTS

      In February 1997, the Company's $30,000,000 revolving credit agreement with Den norske Bank, AS ("Den norske") was amended to reduce the interest rate to the prime rate plus 1/2% per annum, and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties. The development facility matures on March 1, 1998 and carries an interest rate of prime plus 2% per annum.

      Also in February 1997, the Company through its wholly owned subsidiary, Southern Gas Co. of Delaware, Inc., acquired a twenty-five percent (25%) working interest in onshore Gulf Coast undeveloped properties located in Greene and Wayne Counties, Mississippi. The largest working interest owner and operator is Aviara Energy Corporation located in Houston, Texas. The Company is currently in the process of evaluating the properties to select a location for the first well to be drilled.

      During the first quarter of 1997, production from the Ship Shoal B-3 and B-4 wells was down from expected amounts due to a paraffin buildup on the wells. As a result, production from the two Gulf Coast wells was reduced significantly in February 1997 but returned to previous production levels in March 1997.

      On March 2, 1997, the OCS G-1898 #D-4 well had been successfully drilled and was put on production, with an initial flow rate of 3.5 million cubic feet of gas and 350 barrels of gas liquids per day. As of March 19, 1997, production had been increased to 4.0 million cubic feet of gas and 420 barrels of gas liquids per day. The well was drilled from the D Platform on South Timbalier Block 148 to a total depth of 16,535 feet. ARI has a 15% working interest in the well, and it is operated by Newfield Exploration Company. ARI purchased its interest in the South Timbalier Block 148 in July 1996, consisting of ten existing wells, five of which were producing. Since the purchase, the Company has successfully completed and placed into production the remaining five wells and drilled and hooked up two additional wells. This brings the number of wells in which the Company owns an interest in the offshore Gulf Coast region to 14.

      Jeffrey J. Hausman has served as Chief Financial Officer of the Company since January 1, 1996 and Treasurer since August 1996. During this time, Mr. Hausman resided with his family in Nashville, Tennessee. Due to the excess time required by Mr. Hausman's position as a result of the Company's growth and his family's desire to remain in Nashville, Mr. Hausman tendered his resignation as an officer of the Company effective April 1, 1997. However, he has agreed to continue with the Company in an advisory capacity. Mr. Hausman was succeeded by Ralph A. Currie, a former partner of KPMG Peat Marwick, Lexington, Kentucky.

      On April 2, 1997, the Company entered into an agreement to acquire a 26.4% working interest in the Main Pass Block 53 from Great River Oil & Gas Corporation. The property is operated by Mustang Energy L.C., and the Company anticipates drilling to commence during the last week of May 1997.

      In the fourth quarter of 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities are convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that are not converted prior to their maturity dates automatically convert on their maturity dates. Interest accrues on the convertible securities until the Company receives notice of the conversion. If a security is not converted within five business days after the Company receives notice of the conversion, the Company is obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares are delivered. Prior to the receipt of a conversion notice, the Company has the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price is below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security is suspended, but the Company must pay an additional 1% per month in cash on a pro rata basis until the full redemption price is paid. If the full redemption price is not paid within ten business days after the redemption notice is given, the security holder has the right to convert the security into shares of common stock. A security holder may fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intends to effect a redemption within the following five business days. If the Company does not respond during said twenty-four hour period, the Company is precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities are convertible within 120 days after demand is made by a security holder. As of April 30, 1997, securities totaling $3,355,584 have been converted into 1,641,145 shares of common stock inclusive of the 4% dividend shares paid as of the date of conversion.

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

      The shares of common stock into which the securities are convertible, together with the placement fee shares to World
Capital Funding, Inc., or its designees, and the shares underlying the options issued to World Capital Funding, Inc., or its designees, were registered under an S-3 Registration
Statement which was effective on January 23, 1997.

      In April 1997, due to the recent decline in the market price of the Company's common stock to a level below its book value, the Board of Directors authorized the Company to repurchase up to Two Million

Dollars ($2,000,000.00) of the Company's common stock in market transactions from time to time at prices deemed to be favorable by the Company.

      In April 1997, the Company purchased from a director of the Company an overriding royalty interest in the Ship Shoal B-3 well for $150,000. The Company also purchased from an officer/director of the Company an overriding royalty interest in the Ship Shoal B-4 well for $180,000. Values of the overriding royalty interests were based on discounted reserve values as determined from the December 31, 1996 reserve reports.

      During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating the Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation.
The certificate eliminating the Series B Preferred Stock was accepted by the Office of the Secretary of State of Delaware on April 16, 1997.

      On April 21, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group, Inc. ("CRG") to provide additional services in the public relations area. The Amendment also provided for the immediate termination of 500,000 options previously granted to CRG by ARI and the issuance to CRG of 50,000 shares of free trading stock in ARI. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997. The cost is being amortized over a one-year period due to the timing of the services being performed.

      In July 1995, the Company entered into a Call Agreement with Prima Capital, LLC, a limited liability company in which an officer/director owns 20%, wherein the Company has the right to acquire a 10% equity interest in Century Offshore Management Corporation for $4 million. Said right expires December 31,
1997, and the Company is currently evaluating whether or not it will exercise its rights under the Call Agreement.

      PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per shares ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the first quarters of 1997 and 1996 presented on the accompanying statements of operations are calculated under the guidance of Opinion 15.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
1997 AND 1996:

      Total revenues for the first three months of 1997 increased
46.3% to $14,520,973 from $9,923,247 for the comparable period in 1996. Corresponding operating expenses increased 48% to $12,598,549 in 1997, from $8,517,525 in 1996. Components of the increases are as follows:

--    MARKETING: The Company's marketing volumes have increased to
      ---------
      2.8 billion cubic feet ("bcf") for the three months ended March 31, 1997 as compared to 1.98 bcf in 1996. The volume increase is primarily due to expansion of the Company's activities in this area and continued focus to function as an integrated oil and gas company. However, due to various short-term positions taken during the first quarter of 1997, marketing operated at essentially a break-even position as opposed to the 3.3% profit margin earned in 1996. The Company expects margins to return to the 2 to 3% range for the remainder of 1997.

--    PRODUCTION: Production revenues were $3,763,097 for the
      ----------
      three months ended March 31, 1997 as compared to $1,442,733 for the same period in 1996. The additional revenues are due to production from the South Timbalier 148 wells which were acquired and completed in mid and late 1996, respectively, together with two additional wells which were drilled, completed and placed in production in November 1996 and March 1997. Production from the South Timbalier 148 wells contributed approximately $2,515,000 in production revenues for the three months ended March 31, 1997.

      The Company sells the bulk of its Kentucky production under long term contracts. During the first quarter of 1997, the Company received an average price of $2.20 per thousand cubic feet ("mcf") on its produced gas as compared with $2.60 per mcf in 1996. This decrease is due to excess supplies caused by above average temperatures experienced in 1997 which resulted in lower spot prices on non-fixed contract gas.

      The Company's Gulf Cost production, which experienced significant growth due to the addition of the South Timbalier 148 property, realized average prices during the first quarter of 1997 of $20.87 per barrel of oil and $2.72 per mcf of gas. The operator of the property has decided to gradually increase gas flows during the second quarter of 1997 which will assist in offsetting the effect of declining gas prices. Production from the Ship Shoal properties, which are located in the Gulf Coast region, was down from expected amounts due to a paraffin buildup on the wells. As a result, production from the two wells was reduced significantly in February 1997 but returned to previous production levels in March 1997.

      As can be expected, production costs also increased to $541,777 for the three months ended March 31, 1997 from $318,117 for the same period in 1996. This was due to the production costs associated with the South Timbalier 148 Gulf Coast wells of approximately $273,000.

      The Company has taken additional lease positions in the Gulf Coast region during the three months ended March 31, 1997 and intends to continue to jointly develop the area with various joint interest owners.

--    DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
      ----------------------------------------
      depletion and amortization increased to $1,377,820 for the three months ended March 31, 1997 as compared to $474,343 for the same period in 1996. The increase results primarily from approximately $840,000 of depreciation, depletion and amortization on the South Timbalier 148 Gulf Coast wells and additional depreciation on approximately $2,235,000 of property and equipment acquired since March 31, 1996.

--    GENERAL AND ADMINISTRATIVE ("G&A"):  G&A increased 76% to
      --------------------------
      $795,412 for the three months ended March 31, 1997 as compared to $452,462 for the same period in 1996. The Company has opened a New Orleans office to monitor and expand its Gulf Coast operations and hired a corporate General Counsel to monitor regulatory and legal responsibilities.

      Also, with the Company's continued expansion in the Gulf Coast, insurance costs have risen approximately 126% for the three months ended March 31, 1997 as compared to 1996. The Company carries business interruption insurance on all its producing Gulf Coast properties.

      Significant components of G&A for the three months ended March 31, 1997 included payroll of $305,746, professional fees of $73,785, marketing costs of $94,185, insurance of $86,167, state franchise taxes and fees of $56,922 and amortization of deferred financing costs of $56,661.

--    OTHER INCOME(EXPENSE):  Other income (expense) items
      ---------------------
      consisted of the following:

      * INTEREST INCOME: Interest income for the three months ended March 31, 1997 was $12,486 compared with $383,211 for the same period in 1996. Interest income for 1996 resulted primarily from interest earned on a note receivable issued to Century. The note earned interest at 22% per annum and was secured by offshore properties. In July 1996, the note was extinguished as part of the consideration for the Company's purchase of the properties securing the note. Therefore, during the three months ended March 31, 1997, no interest was earned on the note while interest was earned on an average outstanding balance of approximately $6,500,000 for the same period in 1996.

      * INTEREST EXPENSE: Interest expense increased to $684,086 for the three months ended March 31, 1997 as compared to $481,314 for the same period in 1996. This results primarily from increased borrowings under the Company's primary credit and development facilities. Outstanding borrowings under the facilities were $25,087,205 at March 31, 1997 as compared to $20,000,000 at March 31, 1996. The additional borrowings have been used to assist in expanding the Company's exploration, development and property acquisition activities.

      * NET INCOME: Net income for the three months ended March 31, 1997 was $278,181 as compared to $496,041 for the same period in 1996. Operating income was $1,127,012 in 1997 versus $953,260 in 1996. The operating income increase in 1997 is primarily attributable to an increase in production revenues net of production expenses of approximately $2,123,715.
            The effect of this increase was partially offset by increases in depreciation, depletion and amortization of $903,477 and G&A of $342,950. Net income was lower due to increased interest expense on borrowings and lower profitability on marketing and transportation activities which was affected by lower gas prices.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash and cash equivalents at March 31, 1997 totalled $1,038,240 as compared to $353,419 at December 31, 1996.
Historically, the Company has funded its oil and gas exploration and development activities primarily with bank borrowings and, to a lesser extent, with cash flow from operations and equity capital from private placements. The Company has available a $30,000,000 line of credit through Den norske, with a current borrowing base of $24,500,000. Additionally, in February 1997, Den norske established a development facility which allows the Company to borrow up to $2,500,000 for development of its Gulf Coast properties. The development facility matures on March 1, 1998, and the Company had borrowings against the development facility of approximately $1,004,205 at March 31, 1997. The Company generated approximately $1,800,000 of cash flow from operations prior to adjustments for changes in operating assets and liabilities during the three months ended March 31, 1997.
The Company anticipates that its existing capital resources and cash flow generated from future operations will allow it to maintain its current level of operations and its planned operations for the foreseeable future. Future acquisitions may necessitate that the Company make additional borrowings or raise equity capital.

      Under the credit agreement with Den norske, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At March 31, 1997, the Company was in compliance with all of the required financial ratios.

      In addition to the South Timbalier 148 wells acquired and drilled in 1996, an additional well has been successfully drilled and completed on the property and production commenced in March

1997. Through March 31, 1997, the Company had realized approximately $5.3 million in production revenues from the South
Timbalier 148 properties since acquisition in July 1996.

      The following is a summary of the Company's expected cash flow estimates for the remainder of 1997:

            Cash requirements:

                  Capital costs                 $1,300,000
                  Debt service payments         $5,700,000

                  Total cash requirements                    $7,000,000

            Cash Sources:

                  Cash in bank                   $1,040,000
                  Cash from operations           $6,800,000
                  Additional borrowings          $1,100,000

                  Total cash sources                         $8,940,000
                                                             ----------

            Excess                                           $1,940,000
                                                             ==========

      As can be seen above, the Company intends to meet its cash requirements in 1997 with cash flow expected to be generated from its operations in the Gulf Coast and Appalachian regions and additional borrowings under its development facility with Den norske. As proved reserves are added to the Company's reserve base, payment requirements under the Credit Facility are reduced.


      The continued expansion of the Company's development and acquisition activities are expected to be financed with internally generated cash flow, additional borrowings under the credit facility and new financings, if available. In the event that cash flow or available borrowings under the credit facility are not sufficient or if additional financing is needed and cannot be obtained, the Company believes that it could be required to reduce its growth oriented expansion strategy. The completion or success of any new opportunities is subject to a number of factors, including the price of oil and gas, and the ability of the Company to raise additional capital or obtain debt financing on terms acceptable to the Company. Many of these factors are outside of the Company's control. There can be no assurance that the Company will be able to undertake any of these opportunities or that, if undertaken, they will prove successful.

PART II - OTHER INFORMATION

ITEM 3.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:  None.

      (b)   Reports on Form 8-K:  None.

                                  SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RESOURCES OF DELAWARE INC.



Date:   May 9, 1997                 By: /s/ Ralph A. Currie
      ----------------                 -------------------------------
                                         Ralph A. Currie
                                         Chief Financial Officer
                                         (Principal Accounting and
                                          Financial Officer)