Form 10-Q
period 1997-06-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1997-08-14
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549


                           FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM     TO     .
                                    ---    ----

                   Commission File No. 0-21472

              AMERICAN RESOURCES OF DELAWARE, INC.
         (Name of small business issuer in its charter)

          DELAWARE                          86-0713506
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


160 MORGAN STREET, P. O. BOX 87
VERSAILLES, KENTUCKY                                40383
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   606-873-5455

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

     On June 30, 1997, 9,682,922 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 268,851 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes    ;  No   xx   .
   ----     --------

              AMERICAN RESOURCES OF DELAWARE, INC.
                           FORM 10-QSB

               FOR THE QUARTER ENDED JUNE 30, 1997

                              INDEX

                                                            Page
                                                           Number
                                                           ------

PART I    -    FINANCIAL INFORMATION                         1

Item 1    -    Financial Statements                          1

               Introduction to the Financial Statements      2

               Condensed Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996           3

               Condensed Consolidated Statements of
               Operations - Quarter and Six Months
               Ended June 30, 1997 and 1996                  5

               Condensed Consolidated Statements of
               Stockholders' Equity - Six Months
               Ended June 30, 1997                           6

               Condensed Consolidated Statements of
               Cash Flows - Six Months Ended
               June 30, 1997 and 1996                        7

               Notes to Condensed Consolidated Financial
               Statements                                    8

Item 2    -    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                13

PART II   -    OTHER INFORMATION                            23

Item 4    -    Submission of Matters to a Vote of
               Security Holders                             23

Item 6    -    Exhibits and Reports on Form 8-K             24

               Signature                                    25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Financial Statements for the six months ended June 30, 1997 and 1996 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the six months ended June 30, 1997, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997.
The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1996.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

                CONDENSED, CONSOLIDATED FINANCIAL
                ---------------------------------
                           STATEMENTS
                           ----------

              FOR THE QUARTER AND SIX MONTHS ENDED
              ------------------------------------
                     JUNE 30, 1997 AND 1996
                     ----------------------

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

             CONDENSED, CONSOLIDATED BALANCE SHEETS
             --------------------------------------


                             ASSETS
                             ------

                                     JUNE 30,
                                      1997        DECEMBER 31,
                                   (UNAUDITED)       1996(*)
                                   -----------       -------

Current assets:
 Cash and cash equivalents         $   980,665    $   353,419
 Accounts and notes receivable,
  net                                3,904,994      7,037,415
 Deferred tax asset                     16,319         16,319
 Prepaid expenses and other            719,574        344,850
                                    ----------     ----------
      Total current assets           5,621,552      7,752,003

Oil and gas properties, at cost
 (successful efforts method)        50,400,248     48,136,759
Property and equipment, at cost     12,011,060     11,754,079
                                    ----------     ----------
                                    62,411,308     59,890,838

   Less accumulated depreciation,
    depletion and amortization      (9,651,474)    (6,150,632)
                                    ----------     ----------

      Net property and equipment    52,759,834     53,740,206

Other assets:
 Investment in unconsolidated
  subsidiaries                         344,970        485,610
 Call advance                        1,500,000      1,500,000
 Notes receivable                      437,247        432,576
 Deferred financing costs, net         557,998        439,695
 Other                                 381,509        487,554
                                    ----------     ----------

      Total other assets             3,221,724      3,345,435
                                    ----------     ----------

                                   $61,603,110    $64,837,644
                                    ==========     ==========

                                                      (Continued)



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

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

       CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
       --------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                    JUNE 30,
                                    --------
                                      1997        DECEMBER 31,
                                      ----        ------------
                                   (UNAUDITED)      1996(*)
                                   -----------      -------

Current liabilities:
 Current installments of
  long-term debt                   $ 7,108,167    $ 6,513,283
 Accounts payable                    1,386,470      4,861,340
 Accrued severance liabilities          87,072        112,689
 Accrued taxes payable                 147,164        195,467
 Unearned revenue                      762,528        807,632
 Accrued expenses and other            364,037        373,622
                                    ----------     ----------

      Total current liabilities      9,855,438     12,864,033

Long-term debt, excluding
  current maturities                18,863,561     19,422,421

Unearned revenue                     2,449,487      2,821,611

Deferred tax liability and other     4,075,468      3,611,572
                                    ----------     ----------

     Total liabilities              35,243,954     38,719,637

Stockholders' equity:
 Series 1993 8% Convertible
  Preferred Stock, par value
  $12.00 per share                   2,181,819      2,181,819
 Convertible Securities,
  representing approximately
  0 and 2,850,000 shares of
  Common Stock at June 30,
  1997 and December 31, 1996,
  respectively                               0      4,997,554
 Common Stock, par value $.00001
  per share; 20,000,000 shares
  authorized; 9,682,922 and
  6,520,296 shares issued and
  outstanding at June 30, 1997
  and December 31, 1996,
  respectively                              97             65

Additional paid-in capital          21,034,248     16,453,899

Treasury stock                         (52,400)       (52,400)

Retained earnings                    3,195,392      2,537,070
                                    ----------     ----------

      Total stockholders' equity    26,359,156     26,118,007

Commitments and contingencies                -              -
                                    ----------     ----------

     Total liabilities and
      stockholders' equity         $61,603,110    $64,837,644
                                    ==========     ==========

*Derived from audited financial statements.

See accompanying notes to condensed, consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                              AND SUBSIDIARY
                              --------------

       Condensed, Consolidated Statements of Operations (Unaudited)
       ------------------------------------------------------------

                              Quarter ended         Six Months ended
                              -------------         ----------------
                                 June 30                 June 30
                                 -------                 -------

                            1997        1996         1997        1996
                            ----        ----         ----        ----

Revenues:
 Production              $4,881,679  $1,405,094    $8,644,776  $2,847,827
 Transportation             223,458     330,772       434,952     633,464
 Marketing                2,865,203   4,332,909    13,399,945  12,197,402
 Other                       35,618     109,930        47,258     423,259
                         ----------  ----------    ----------  ----------
                          8,005,958   6,178,705    22,526,931  16,101,952
                         ----------  ----------    ----------  ----------

Expenses:
 Production                 576,091     287,020     1,117,857     605,137
 Transportation             108,081     103,987       202,154     166,272
 Marketing                2,851,934   4,528,847    13,400,362  12,136,826
 Other                       76,859      67,883       113,320     122,684
 Depreciation, depletion
  and amortization        2,123,940     570,136     3,501,760   1,044,479
                         ----------  ----------    ----------  ----------
                          5,736,905   5,557,873    18,335,453  14,075,398
                         ----------  ----------    ----------  ----------
                          2,269,053     620,832     4,191,478   2,026,554

Administrative expenses     785,099     475,156     1,580,511     927,618
                         ----------  ----------    ----------  ----------

Operating income          1,483,954     145,676     2,610,967   1,098,936

Other income (expense):
 Interest income             10,588     381,997        23,074     765,208
 Interest expense          (670,420)   (508,143)   (1,354,506)   (989,457)
 Other                        3,555      13,135         4,174     (28,763)
                         ----------  ----------    ----------  ----------
                           (656,277)   (113,011)   (1,327,258)   (253,012)
                         ----------  ----------    ----------  ----------

     Income before income
      tax expense           827,677      32,665     1,283,709     845,924

Income tax expense          335,650       7,528       513,500     324,746
                         ----------  ----------    ----------  ----------

     Net income          $  492,027  $   25,137    $  770,209  $  521,178
                         ==========  ==========    ==========  ==========

Per common share:
 Primary:
  Net income                   $.06          --          $.09        $.09
                               ====          ==          ====        ====

Weighted average number
 of common shares and
 common share equivalents
 outstanding              8,816,393   6,166,953     8,710,608   5,991,679
                         ==========  ==========    ==========  ==========

Fully diluted:
 Net income                    $.05          --          $.08        $.08
                               ====          ==          ====        ====

Weighted average number
 of common shares and
 common share equivalents
 outstanding              9,085,244   6,474,247     8,979,459   6,417,791
                         ==========  ==========    ==========  ==========

See accompanying notes to condensed, consolidated financial statements.

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARY
                            --------------

      CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      ----------------------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1997
                --------------------------------------
                              (UNAUDITED)
                              -----------

                   Common Stock                    8% Preferred Stock
                  -------------               -----------------------------

                  Number                      Number               Net of    Additional
                    of     Par   Convertible    of        Par     Discount    Paid-in    Treasury  Retained
                  shares  value  Securities   shares     value     value      Capital     stock    Earnings      Total
                  ------  -----  -----------  ------     -----     -----      -------     -----    --------      -----

Balance,
December 31,
1996            6,520,296  $65    4,997,554   268,851  3,226,213  2,181,819  16,453,899  (52,400)  2,537,070   26,118,007

Conversion of
Convertible
Securities and
Dividends to
Common Stock    3,101,864   31   (4,519,914)        -          -          -   4,598,706        -     (78,823)           0

Common Stock
Dividends issued
or accrued         10,754    -            -         -          -          -      21,938        -     (21,938)           0

Redemption of
Convertible
Securities              -    -     (477,640)        -          -          -    (100,257)       -     (11,126)    (589,023)

Warrants exercised
for Common
Stock                   8    -            -         -          -          -          52        -           -           52

Issuance of stock
for services       50,000    1            -         -          -          -      96,999        -           -       97,000

Stock
registration
costs                   -    -            -         -          -          -     (37,089)       -           -      (37,089)

Net income              -    -            -         -          -          -           -        -     770,209      770,209
                ---------  ---   ----------   -------  ---------  ---------  ----------  -------   ---------   ----------

Balance,
June 30,
1997            9,682,922  $97            0   268,851  3,226,213  2,181,819  21,034,248  (52,400)  3,195,392   26,359,156
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

                      AMERICAN RESOURCES OF DELAWARE, INC.
                      ------------------------------------
                                 AND SUBSIDIARY
                                 --------------

           CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     ---------------------------------------


                                                 1997             1996
                                                 ----             ----

Net cash provided by operating activities     $3,792,027       $6,252,531
Investing activities:
 Purchase of oil and gas properties           (2,263,489)      (5,049,249)
 Purchases of property and equipment            (267,316)        (433,827)
 Payments on notes receivable                    213,382          801,230
 Issuance of note receivable                     (35,000)               -
 Proceeds from sale of assets                      9,033                -
                                              ----------       ----------

    Net cash used in investing activities     (2,343,390)      (4,681,846)
                                              ----------       ----------

Financing activities:
 Proceeds from borrowings                      2,003,506        2,608,068
 Payments on borrowings                       (1,967,480)      (4,451,770)
 Redemption of convertible securities           (589,023)               -
 Proceeds from issuance of Common Stock                -          900,000
 Purchase of 6% Junior Preferred Stock                 -         (802,900)
 Increase in deferred financing costs           (231,357)               -
 Other                                           (37,037)         (22,054)
                                              ----------       ----------

      Net cash used in financing activities     (821,391)      (1,768,656)
                                              ----------       ----------

      Increase (decrease) in cash                627,246         (197,971)

Cash and cash equivalents at
  beginning of period                            353,419          826,393
                                              ----------       ----------

Cash and cash equivalents at
  end of period                               $  980,665       $  628,422
                                              ==========       ==========


NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 10,754 and 16,781 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the six months ended June 30, 1997 and 1996, respectively.

During the six months ended June 30, 1997, holders of $5,538,483 ($4,519,914 net of placement costs) of the Convertible Securities have converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities. The remaining $461,517 was redeemed by the Company for a price of $589,023.

During the six months ended June 30, 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of Common Stock.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

   CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
   -----------------------------------------------------------
       SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)
       ---------------------------------------------------


During the six months ended June 30, 1996, the Company issued
225,000 shares of common stock and 225,000 common stock warrants with a combined value of $1,157,175 in connection with the acquisition of certain gas properties and related equipment. The
Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996.

During the six months ended June 30, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group ("CRG") to provide additional services in the public relations area. The amendment provided for the termination of options previously granted to CRG by ARI and the issuance to CRG of 50,000 shares of registered stock in ARI. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997, the date of the amendment. The cost is being amortized during 1997 due to the timing of the services being performed.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of the Company that was filed with the Securities and Exchange Commission.

     Net income per common share was computed after consideration of dividend requirements on Preferred Stock, using the weighted average number of shares outstanding during each of the years presented. Outstanding stock options and warrants are Common Stock equivalents and have been considered when the effect is dilutive.

     The Company does not have, nor does it anticipate entering into, any type of derivative financial instruments or derivative commodity instruments.

     Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

(2)  PROPERTY ACQUISITIONS

     In February 1997, the Company through its wholly owned subsidiary, Southern Gas Co. of Delaware, Inc., acquired a twenty-five percent (25%) working interest in onshore Gulf Coast undeveloped properties located in Greene and Wayne Counties, Mississippi, for approximately $300,000.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------

     On April 2, 1997, the Company entered into an agreement to acquire a 26.4% working interest in the Main Pass Block 53 from Great River Oil & Gas Corporation for approximately
     $254,000.

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

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                               June 30,       December 31,
                                               --------       ------------
                                                 1997             1996
                                                 ----             ----

 Note payable to Den norske Bank AS,
 payable in monthly installments,
 commencing April 1, 1996 through
 February 1, 2002, with interest payable
 monthly, as amended, at prime plus 1/2%
 per annum, secured by oil and gas properties,
 equipment and notes receivable.              $23,500,000      $25,083,000

Note payable to Den norske Bank A.S.
 under $2,500,000 development facility,
 due March 1, 1998, with interest payable
 monthly at prime plus 2% per annum,
 secured by oil and gas properties.             1,843,275                -

Call Agreement payable, original balance of
 $1,000,000 payable in monthly installments
 of $31,250 commencing April 1, 1995,
 due November 1997.                                     -          274,000

Notes payable to related parties,
 interest payable at 22%, in connection
 with Participation Agreements.                   243,593          240,000

Note payable to related party, interest
payable at 22%, in connection with
Participation Agreement.                          311,923          250,000

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                              AND SUBSIDIARY
                              --------------

     NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
     ----------------------------------------------------------------
                                (UNAUDITED)
                                -----------

                                               June 30,       December 31,
                                               --------       ------------
                                                 1997             1996
                                                 ----             ----

Note payable, original balance of
$165,000 payable on January 15, 1998,
secured by an interest in oil and
gas properties.                                         -           49,696

Other notes                                        72,937           39,008
                                               ----------       ----------
                                               25,971,728       25,935,704

Less - Current portion                          7,108,167        6,513,283
                                               ----------       ----------

Long-term debt                                $18,863,561      $19,422,421
                                               ==========       ==========

     On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002 with Den norske Bank AS (Den norske). On August 7, 1996, the revolving credit facility was increased to $30,000,000. As of June 30, 1997, the borrowing base under the revolving credit facility was $23,500,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. At June 30, 1997, monthly principal reductions are $500,000. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     In February 1997, the credit agreement was amended to reduce the interest rate to the prime rate plus 1/2% per annum and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties.

     Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At June 30, 1997, the Company was in compliance with the required financial covenants.

(4)  CONVERTIBLE SECURITIES PRIVATE PLACEMENT

     In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities which were not converted prior to their maturity dates would automatically convert on their maturity dates. Interest

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------


     accrued on the convertible securities until the Company received notice of the conversion. If a security was not converted within five business days after the Company received notice of the conversion, the Company was obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares were delivered. Prior to the receipt of a conversion notice, the Company had the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price was below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security was suspended, but the Company would be required to pay an additional 1% per month in cash on a pro rata basis until the full redemption price was paid. If the full redemption price was not paid within ten business days after the redemption notice was given, the security holder had the right to convert the security into shares of common stock. A security holder could fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intended to effect a redemption within the following five business days. If the Company did not respond during said twenty-four hour period, the Company was precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities were convertible within 120 days after demand was made by a security holder. As of June 30, 1997, securities totaling $5,538,483 had been converted into 3,052,188 shares of common stock for which 49,675 shares of Common Stock dividends were issued relative thereto, and the remaining securities totaling $461,517 had been redeemed by the Company pursuant to its rights under the security documents for a price of $589,023. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

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

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------


(5)  STOCKHOLDERS' EQUITY

     The Company has authorized one million shares (1,000,000) shares of Series 1993 Preferred Stock and two million shares
     (2,000,000) of Series Preferred Stock subject to designation by the Board of Directors:

          Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 268,851 shares are outstanding at June 30, 1997 and December 31, 1996.

          Series B Preferred Stock, designated by the Board of Directors, was convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock had a liquidation preference of $10.00 per share, but was junior to the Series 1993 Preferred Stock. Dividends were payable quarterly at the rate of 6% in cash or common stock. There were 1,000,000 shares authorized and zero shares outstanding at June 30, 1997 and December 31, 1996, respectively. During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating the Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation. The Certificate eliminating the Series B Preferred Stock was filed in the Office of the Secretary of State of Delaware on April 16, 1997.

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

     The Company has reserved a total of approximately 2,000,000 shares of common stock for issuance under a 1994 Compensatory Stock Option Plan (CSO). Outstanding stock options, which include CSO plan and non-plan options, granted to employees, consultants, officers and directors for the purchase of the Company's common stock are as follows:

                                                 Price Per Share
                                                 ---------------

                                 Shares          From        To
                                 ------          ----        --

Balance December 31, 1996       3,370,230       $3.00       $8.00

 Granted                                -           -           -
 Terminated                      (587,333)       3.00        3.50
                                ---------

Balance June 30, 1997           2,782,897       $3.00       $8.00
                                =========       =====       =====

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARY
                         --------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------


     On April 21, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group, Inc. ("CRG") to provide additional services in the public relations area. The Amendment provided for, among other things, the immediate termination of 500,000 options previously granted to CRG by ARI.

     Outstanding options at June 30, 1997 include 1,938,910 issued under the CSO, of which 1,881,077 are exercisable, and 843,987 non-plan options, all of which are immediately exercisable. Outstanding options at June 30, 1997 expire between July 17, 1998 and February 1, 2005.

     At June 30, 1997, the Company has outstanding warrants to purchase 1,201,667 shares of common stock at exercise prices from $2.75 to $5.00 per share. Warrants to purchase an additional 262,424 shares of common stock expired by their own terms on April 24, 1997.

(6)  SUBSEQUENT EVENTS

     In June 1997, the Company entered into a purchase agreement to acquire interests in 26 natural gas wells from Daugherty Petroleum, Inc., said wells being located in Whitley and Knox Counties, Kentucky, on the Company's existing gathering facilities. The wells contain an estimated 1.5 billion cubic feet of natural gas reserves net to the Company, and the purchase price is approximately $526,000. As of June 30, 1997, the Company has advanced approximately $328,000 toward the purchase price. The Company expects the transaction to close in August 1997. In the event it does not close, the funds will be returned to the Company.

     On July 8, 1997, the company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the unauthorized number of shares of the Company's $.00001 par value common stock from 20,000,000 shares to 50,000,000 shares and dividing the Board of Directors into three classes with staggered three year terms. An appropriate Certificate of Amendment to the restated Certificate of Incorporation of the Company was filed with the Delaware Secretary of State on July 11, 1997.

     On July 15, 1997, the Board of Directors of the Company declared a dividend of 8% per annum for stockholders of the Company's Series 1993 8% Convertible Preferred Stock of record as of July 15, 1997, and issued 10,754 shares of Common Stock to holders of the Series 1993 8% Convertible Preferred Stock on July 22, 1997.

     On July 16, 1997, pursuant to a Securities Purchase Agreement, the Company's primary lender, Den norske Bank ASA ("Den norske"), purchased 500,000 shares of common stock of the Company for a price of $2.66 per share, for a total of $1,330,000. The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased. The Company plans to use the funds for general operational purposes.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

     Statements, other than historical facts, contained in this Quarterly Report on Form 10-QSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets.

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

     On March 2, 1997, the OCS G-1898 #D-4 well had been successfully drilled and was put on production, with an initial flow rate of 3.5 million cubic feet of gas and 350 barrels of gas liquids per day. As of June 30, 1997, production had been increased to 14 million cubic feet of gas and 800 barrels of gas liquids per day. The well was drilled from the D Platform on South Timbalier Block 148 to a total depth of 16,535 feet. ARI has a 15% working interest in the well, and it is operated by Newfield Exploration Company. ARI purchased its interest in the South Timbalier Block 148 in July 1996, consisting of ten existing wells, five of which were producing. Since the purchase, the Company has successfully completed and placed into production the remaining five wells and drilled and hooked up two additional wells. This brings the number of wells in which the Company owns an interest in the offshore Gulf Coast region to 14.

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

     On April 2, 1997, the Company entered into an agreement to acquire a 26.4% working interest in the Main Pass Block 53 from Great River Oil & Gas Corporation. The property is operated by Mustang Energy L.C., and drilling of the first well commenced on July 17, 1997.

     In the fourth quarter of 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that were not converted prior to their maturity dates automatically convert on their maturity dates. Interest accrued on the convertible securities until the Company received notice of the conversion. If a security was not converted within five business days after the Company received notice of the conversion, the Company was obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares were delivered. Prior to the receipt of a conversion notice, the Company had the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price was below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security was suspended, but the Company would be required to pay an additional 1% per month in cash on a pro rata basis until the full redemption price was paid. If the full redemption price was not paid within ten business days after the redemption notice was given, the security holder had the right to convert the security into shares of common stock. A security holder could fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intended to effect a redemption within the following five business days. If the Company did not respond during said twenty-four hour period, the Company was precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities are convertible within 120 days after demand was made by a security holder. As of June 30, 1997, securities totaling $5,538,483 had been converted into 3,101,864 shares of common stock inclusive of the 4% dividend shares paid as of the date of conversion, and the remaining securities totaling $461,517 had been redeemed by the Company pursuant to its rights under the security documents. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

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

     In April 1997, due to the recent decline in the market price of the Company's common stock to a level below its book value, the Board of Directors authorized the Company to repurchase up to Two Million Dollars ($2,000,000.00) of the Company's common stock in market transactions from time to time at prices deemed to be favorable by the Company. As of June 30, 1997, no shares have been repurchased by the Company.

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

     On April 21, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group, Inc. ("CRG") to provide additional services in the public relations area. The Amendment also provided for the immediate termination of 500,000 options previously granted to CRG by ARI and the issuance to CRG of 50,000 shares of registered stock in ARI.
The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997. The cost is being amortized during 1997 due to the timing of the services being performed.

     Effective May 1, 1997, the Company brought all marketing functions in house, thus cancelling its existing contract with Southern Resources, Inc. The Company believes that this will have little or no impact on current and future net earnings.

     In June 1997, the Company entered into a purchase agreement to acquire interests in 26 natural gas wells from Daugherty Petroleum, Inc., said wells being located in Whitley and Knox Counties, Kentucky, on the Company's existing gathering facilities. The wells contain an estimated 1.5 billion cubic feet of natural gas reserves net to the Company, and the purchase price is approximately $526,000.

     On July 16, 1997, pursuant to a Securities Purchase Agreement, the Company's primary lender, Den norske Bank ASA ("Den norske"), purchased 500,000 shares of common stock of the Company for a price of $2.66 per share, for a total of $1,330,000. The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased. The Company plans to use the funds for general operational purposes.

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

     PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per shares ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the first and second quarters of 1997 and 1996 presented on the accompanying statements of operations are calculated under the guidance of Opinion 15.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,
     1997, AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996:

     Total revenues for the six months ended June 30, 1997, increased 40% to $22,526,931 from $16,101,952 for the comparable period in 1996. Corresponding operating expenses increased 30% to $18,335,453 in 1997 from $14,075,398 for the first six months of 1996. Components of the increases are as follows:

--   MARKETING:  The Company's marketing volumes have increased
     ---------
     to approximately 4.00 billion cubic feet ("BCF") for the six months ended June 30, 1997, as compared to 3.48 BCF for the same period in 1996. The volume increase is primarily due to the Company's increase in volumes sold to Williams Energy Co. from 41,769 MCF in the first six months of 1996 to 288,610 MCF for the comparable period in 1997. The remaining increase is a result of third party sales on the spot market through the Company's association with Southern Resources, Inc. Due to various short term positions taken during the first six months of 1997, marketing operated at essentially a break-even position as compared with a profit of .5% for the comparable period in 1996.

--   PRODUCTION:  The Company's production revenues increased
     ----------
     204% for the six months ended June 30, 1997, to $8,644,776 from $2,847,827 for the comparable period in 1996. The additional revenues are due to production from the South Timbalier 148 wells which were acquired and completed in mid and late 1996, respectively, together with two additional wells which were drilled, completed and placed in production in November 1996 and March 1997. Production of oil and gas from the Company's Gulf Coast wells on a thousand cubic foot ("MCF") equivalent basis for the first six months of 1997 was approximately 2,664,000 MCF equivalent as compared to approximately 392,000 MCF equivalent for the same period in 1996. The increase was partially offset by reduced production from the Company's Ship Shoal Block 150 wells which were down during most of the month of February 1997 due to a paraffin buildup but returned to previous production levels in March 1997. Also in 1997, production from the Company's Kentucky wells has decreased to approximately 508,000 MCF as compared to approximately 614,000 MCF for the first six months of 1996. The decrease in Kentucky production results primarily from operational changes which are expected to reduce operating costs and extend the life of the Appalachian production. The first six months of 1996 also included Appalachian production from wells which were sold to K-Petroleum in September 1996.

     The increase in production revenues was partially offset by reduced gas and/or oil prices during the six months ended
     June 30, 1997 versus 1996. The Company sells the bulk of its Kentucky production under long term contracts. During the first six months of 1997, the Company received an average price of approximately $2.17 per MCF on its produced gas as compared with approximately $2.46 per MCF for the same period in 1996. The Company's Gulf Coast production realized average prices of $19.81 per barrel of oil and $2.51 per MCF of gas during the first six months of 1997 as compared with $19.45 per barrel of oil and $2.70 per MCF of gas during the same period in 1996. The operator of the Company's South
     Timbalier Block 148 wells gradually increased gas flows during the second quarter of 1997 which assisted in offsetting the effect of declining gas prices.

     As can be expected, production costs also increased to $1,117,857 for the six months ended June 30, 1997, from $605,137 for the comparable period in 1996. The increase results primarily from the production costs associated with the South Timbalier Block 148 wells of approximately $523,000.

     The Company has taken additional lease positions in the Gulf
     Coast region during the six months ended June 30, 1997, and intends to continue to develop in the area with various joint interest owners.

--   DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
     ----------------------------------------
     depletion and amortization increased to $3,501,760 for the six months ended June 30, 1997, as compared to $1,044,479 for the same period in 1996. The increase results primarily from approximately $2,311,000 of depletion on the South Timbalier Block 148 Gulf Coast wells for the six months ended June 30, 1997 and additional depreciation on approximately $2,370,000 of property and equipment acquired since June 30, 1996.

--   GENERAL AND ADMINISTRATIVE ("G&A"):  G&A increased 70% to
     ----------------------------------
     $1,580,511 for the six months ended June 30, 1997 as compared to $927,618 for the six months ended June 30, 1996. The Company recently opened a New Orleans office to monitor and expand its Gulf Coast operations and hired a corporate General Counsel to monitor regulatory and legal responsibilities.

     Also, with the Company's continued expansion in the Gulf Coast, insurance costs have risen approximately 110% for the six months ended June 30, 1997 as compared to the same period in 1996. The Company carries business interruption insurance on all its producing Gulf Coast properties.

     Significant components of G&A for the six months ended June
     30, 1997 include payroll of $600,999, professional fees of $166,304, marketing costs of $147,812, insurance of $176,895, amortization of deferred financing costs of $113,278, and licenses and fees of $102,583.

--   OTHER INCOME(EXPENSE):  Other income (expense) items
     ---------------------
     consisted of the following:

     *    INTEREST INCOME:  Interest income for the six months
          ---------------
          ended June 30, 1997 was $23,074 compared with $765,208 for the same period in 1996. Interest income for 1996 resulted primarily from interest earned on a note receivable issued to Century Offshore Management Corporation ("Century"). The note earned interest at 22% per annum and was secured by offshore properties. In July 1996, the note was extinguished as part of the consideration for the Company's purchase of the properties securing the note. Therefore, during the six months ended June 30, 1997, no interest was earned on the note while interest was earned on an average outstanding balance of approximately $6.5 million for the same period in 1996.

     *    INTEREST EXPENSE:  Interest expense increased to
          ----------------
          $1,354,506 for the six months ended June 30, 1997, as compared to $989,457 for the same period in 1996. This results primarily from increased borrowings under the Company's primary credit and development facilities. Outstanding borrowings under the facilities were $25,343,275 at June 30, 1997, as compared to
          $16,193,000 at June 30, 1996. The additional borrowings have been used to assist in expanding the Company's exploration, development and property acquisition activities.

     *    NET INCOME:  Net income for the six months ended June
          ----------
          30, 1997, was $770,209 as compared to $521,178 for the
          same period in 1996. Operating income was $2,610,967 for the six months ended June 30, 1997, compared with $1,098,936 for the six months ended June 30, 1996. The operating income increase in 1997 is primarily attributable to an increase in production revenues net of production expenses of approximately $5,284,229.
          The effect of this increase was partially offset by increases in depreciation, depletion and amortization of $2,457,281 and G&A of $652,893. The resultant increase in net income was somewhat offset by increased interest expenses as the result of additional borrowings used to expand the Company's operations and reduced interest income as a result of the extinguishment of the Century note discussed above.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
1997 AND 1996:

     Total revenues for the three months ended June 30, 1997 increased 30% to $8,005,958 from $6,178,705 for the comparable period in 1996. Corresponding operating expenses increased 3% to $5,736,905 in 1997, from $5,557,873 in 1996. Components of the increases are as follows:

--   MARKETING: The Company's marketing volumes have decreased to
     ---------
     1.17 billion cubic feet ("bcf") for the three months ended June 30, 1997 as compared to 1.5 bcf in 1996. The volume decrease is primarily due to the Company's reduction of spot market activities during the second quarter of 1997. Due to various short-term positions taken during April of 1997 and the subsequent reduction of the spot market activities during the remainder of the second quarter of 1997, marketing operated at essentially a break-even position compared with a 4.5% loss during the same period in 1996.

--   PRODUCTION: Production revenues were $4,881,679 for the
     ----------
     three months ended June 30, 1997 as compared to $1,405,094 for the same period in 1996. The additional revenues are due to production from the South Timbalier 148 wells which were acquired and completed in mid and late 1996, respectively, together with two additional wells which were drilled, completed and placed in production in November 1996 and March 1997. Production of oil and gas from the Company's Gulf Coast wells on a thousand cubic foot ("MCF") equivalent basis for the three months ended June 30, 1997, was approximately 1,667,000 as compared to approximately 210,000 MCF equivalent for the same period in 1996. Also during the second quarter of 1997, production from the Company's Kentucky wells has decreased to approximately 188,000 MCF as compared to approximately 242,000 MCF during the comparable quarter in 1996. The decrease in Kentucky production results primarily from operational changes which are expected to reduce operating costs and extend the life of the Appalachian production. The second quarter of 1996 also included Appalachian production from wells which were sold to K-Petroleum in September 1996.

     The Company sells the bulk of its Kentucky production under long term contracts. During the second quarter of 1997, the Company received an average price of approximately $2.00 per MCF on its produced gas as compared with $2.31 per MCF for the same period in 1996. The variance in price is due to general market conditions.

     The Company's Gulf Cost production, which experienced significant growth due to the addition of the South Timbalier 148 property, realized average prices during the second quarter of 1997 of $18.48 per barrel of oil and $2.28 per MCF of gas as compared with $19.86 per barrel of oil and $2.35 per MCF of gas during the same period in 1996. The operator of the South Timbalier property gradually increased gas flows during the second quarter of 1997 which assisted in offsetting the effect of declining gas prices.

     As can be expected, production costs also increased to $576,091 for the three months ended June 30, 1997 from $287,020 for the same period in 1996. This was due to the production costs associated with the South Timbalier Block 148 Gulf Coast wells of approximately $250,000.

     The Company has taken additional lease positions in the Gulf
     Coast region during the three months ended June 30, 1997, and intends to continue to develop in the area with various joint interest owners.

--   DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
     ----------------------------------------
     depletion and amortization increased to $2,123,940 for the three months ended June 30, 1997 as compared to $570,136 for the same period in 1996. The increase results primarily from approximately $1,470,000 of depletion on the South Timbalier 148 Gulf Coast wells and additional depreciation on approximately $2,370,000 of property and equipment acquired since June 30, 1996.

--   GENERAL AND ADMINISTRATIVE ("G&A"):  G&A increased 65% to
     ----------------------------------
     $785,099 for the three months ended June 30, 1997 as compared to $475,156 for the same period in 1996. The Company has opened a New Orleans office to monitor and expand its Gulf Coast operations and hired a corporate General Counsel to monitor regulatory and legal responsibilities.

     Also, with the Company's continued expansion in the Gulf Coast, insurance costs have risen approximately 95% for the three months ended June 30, 1997 as compared to the same period in 1996. The Company carries business interruption insurance on all its producing Gulf Coast properties.

     Significant components of G&A for the three months ended June 30, 1997 included payroll of $295,254, professional fees of $92,519, marketing costs of $53,627, insurance of $90,728, amortization of deferred financing costs of $56,617, and licenses and fees of $45,660.

--   OTHER INCOME(EXPENSE):  Other income (expense) items
     ---------------------
     consisted of the following:

     *    INTEREST INCOME:  Interest income for the three months
          ---------------
          ended June 30, 1997 was $10,588 compared with $381,997 for the same period in 1996. Interest income for 1996 resulted primarily from interest earned on a note receivable issued to Century. The note earned interest at 22% per annum and was secured by offshore properties. In July 1996, the note was extinguished as part of the consideration for the Company's purchase of the properties securing the note. Therefore, during the three months ended June 30, 1997, no interest was earned on the note while interest was earned on an average outstanding balance of approximately $6,500,000 for the same period in 1996.

     *    INTEREST EXPENSE:  Interest expense increased to
          ----------------
          $670,420 for the three months ended June 30, 1997 as compared to $508,143 for the same period in 1996. This results primarily from increased borrowings under the Company's primary credit and development facilities. Outstanding borrowings under the facilities were $25,343,275 at June 30, 1997 as compared to $16,193,000 at June 30, 1996. The additional borrowings have been used to assist in expanding the Company's exploration, development and property acquisition activities.

     *    NET INCOME:  Net income for the three months ended June
          ----------
          30, 1997 was $492,027 as compared to $25,137 for the
          same period in 1996. Operating income was $1,483,954 in the three months ended June 30, 1997 versus $145,676 for the comparable 1996 period. The operating income increase in 1997 is primarily attributable to an increase in production revenues net of production expenses of approximately $3,187,514. The effect of this increase was partially offset by increases in depreciation, depletion and amortization of $1,553,804 and G&A of $309,943. The resultant increase in net income was somewhat offset by increased interest expense on borrowings used to expand the Company's operations and reduced interest income as a result of the extinguishment of the Century note discussed above.


LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at June 30, 1997 totalled $980,665 as compared to $353,419 at December 31, 1996. Historically, the Company has funded its oil and gas exploration and development activities primarily with bank borrowings and, to a lesser extent, with cash flow from operations and equity capital from private placements. The Company has available a $30,000,000 line of credit through Den norske, with a current borrowing base of $23,500,000. Additionally, in February 1997, Den norske established a development facility which allows the Company to borrow up to $2,500,000 for development of its Gulf Coast properties. The development facility matures on March 1, 1998, and the Company had borrowings against the development facility of approximately $1,843,000 at June 30, 1997. The Company generated approximately $4,651,000 of cash flow from operations prior to adjustments for changes in operating assets and liabilities during the six months ended June 30, 1997. The Company anticipates that its existing capital resources and cash flow generated from future operations will allow it to maintain its current level of operations and its planned operations for the foreseeable future. Future acquisitions may necessitate that the Company make additional borrowings or raise equity capital.

     Under the credit agreement with Den norske, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At June 30, 1997, the Company was in compliance with all of the required financial ratios.

     In addition to the South Timbalier 148 wells acquired and drilled in 1996, an additional well was successfully drilled and completed on the property and production commenced in March 1997. Through June 30, 1997, the Company had realized approximately $8,650,000 in production revenues from the South Timbalier 148 properties since acquisition in July 1996.

     The following is a summary of the Company's expected cash flow estimates for the remainder of 1997:

          Cash requirements:

            Capital costs              $1,500,000
            Debt service payments      $2,000,000

            Total cash requirements                   $3,500,000

          Cash Sources:

            Cash in bank               $  950,000
            Cash from operations       $5,720,000
            Cash from issuance of
             new shares                $1,330,000

            Total cash sources                        $8,000,000
                                                      ----------

          Excess                                      $4,500,000
                                                      ==========

     As can be seen above, the Company intends to meet its cash requirements in 1997 with cash flow expected to be generated from its operations in the Gulf Coast and Appalachian regions and the issuance of new shares to Den norske. As proved reserves are added to the Company's reserve base, payment requirements under the Credit Facility are reduced.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting of Stockholders on July 8, 1997, the Stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation dividing the Board of Directors into three classes with staggered three year terms and increasing the authorized number of shares of the Company's $.00001 par value common stock from 20,000,000 shares to 50,000,000 shares. The stockholders also re-elected five (5) directors and elected three (3) new directors to its eight (8) member Board of Directors and ratified the Board's selection of accountants for 1997.

     The voting results with respect to the foregoing matters are set forth below:

Proposal #1    CLASSIFICATION OF BOARD OF DIRECTORS INTO
               STAGGERED THREE YEAR TERMS

             For           Against           Abstain

          5,119,725        104,076           31,818


Proposal #2    ELECTION OF DIRECTORS        For          Withhold

          DOUGLAS L. HAWTHORNE            8,212,267       79,485
          DONALD SCHELLPFEFFER            8,223,342       68,410
          LEONARD K. NAVE                 8,224,842       66,910
          RICK G. AVARE                   8,220,842       70,910
          DAVID FOX, JR.                  8,193,167       98,585
          LEN ALDRIDGE                    8,217,984       73,768
          WILLIAM D. BISHOP               8,198,892       92,860
          ROBERT L. MCINTYRE              8,186,467      105,285

Proposal #3    RATIFICATION OF THE SELECTION OF KPMG PEAT MARWICK
               LLP AS INDEPENDENT PUBLIC ACCOUNTANT FOR THE
               COMPANY FOR ITS 1997 FISCAL YEAR

              For             Against           Abstain

          8,235,656           35,193             20,903

Proposal #4    INCREASE OF AUTHORIZED NUMBER OF SHARES OF THE
               COMPANY'S $.00001 PAR VALUE COMMON STOCK FROM
               20,000,000 TO 50,000,000

              For             Against           Abstain

          7,887,418           298,918            55,416

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          The following exhibits are either attached hereto or incorporated herein by reference.

          Exhibit Number      Description
          --------------      -----------

                3.11 Copy of the Certificate eliminating the Series B Preferred Stock
                              (incorporated by reference to
                              Exhibit 3.11 to the Registrant's
                              Form 8-K filed on April 24, 1997).

                3.12          Certificate of Amendment of
                              Restated Certificate of
                              Incorporation  filed with the
                              Delaware Secretary of State on July
                              11, 1997 (incorporated by reference
                              to Exhibit 3.12 to the Registrant's
                              Form 8-K filed on July 25, 1997).

               10.80 Securities Purchase Agreement dated July 16, 1997 between the Company and Den norske Bank ASA
                              (incorporated by reference to
                              Exhibit 10.80 to the Registrant's
                              Form 8-K filed on July 25, 1997).

               10.81 Registration Rights Agreement dated July 16, 1997 between the Company and Den norske Bank ASA
                              (incorporated by reference to
                              Exhibit 10.81 to the Registrant's
                              Form 8-K filed on July 25, 1997).

               10.82          Co-Sale Agreement dated July
                              16,1997 among the Company, Rick G.
                              Avare, Southern Gas Holding
                              Company, Inc. and Den norske Bank
                              ASA (incorporated by reference to
                              Exhibit 10.82 to the Registrant's
                              Form 8-K filed on July 25, 1997).

     (b)  Reports on Form 8-K:

          On April 24, 1997, the Company filed a Form 8-K reporting the elimination of its Series B Preferred
          Stock.

          On July 25, 1997, the Company filed a Form 8-K reporting the amendment of its Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 20,000,000 to 50,000,000 and to divide the Board of Directors into three classes with staggered three year terms, reporting the sale of 500,000 shares of Common Stock to Den norske Bank ASA and listing Risk Factors pertaining to the Company of which investors and potential investors should be aware.

                           SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN RESOURCES OF DELAWARE INC.



Date:     8/13/97             By: /s/ Ralph A. Currie
      ---------------             -------------------------------
                                  Ralph A. Currie
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)