Form 10QSB
period 1997-09-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1997-11-14
CIK 899717

U.S. Securities and Exchange Commission
                                     Washington, D.C. 20549

                                           FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

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

             On September 30, 1997, 10,193,676 shares of the Registrant's Common Stock, par value $.00001 per share, were issued and outstanding and 268,851 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

             Transitional Small Business Disclosure Format (check one):
Yes    ;  No   xx   .
   ----     --------

                              AMERICAN RESOURCES OF DELAWARE, INC.
                                           FORM 10-QSB

                            For the Quarter Ended September 30, 1997

                                              INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I    -      FINANCIAL INFORMATION                                     1

Item 1    -      Financial Statements                                      1

                 Introduction to the Financial Statements                  2

                 Condensed Consolidated Balance Sheets -
                 September 30, 1997 and December 31, 1996                  3

                 Condensed Consolidated Statements of
                 Operations - Quarter and Nine Months
                 Ended September 30, 1997 and 1996                         5

                 Condensed Consolidated Statements of
                 Stockholders' Equity - Nine Months
                 Ended September 30, 1997                                  6

                 Condensed Consolidated Statements of
                 Cash Flows - Nine Months Ended
                 September 30, 1997 and 1996                               7

                 Notes to Condensed Consolidated
                 Financial Statements                                      9

Item 2    -      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                            17

PART II   -      OTHER INFORMATION                                        26

Item 4    -      Submission of Matters to a Vote
                 of Security Holders                                      26

Item 6    -      Exhibits and Reports on Form 8-K                         27

                 Signature                                                28

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

             The Financial Statements for the nine months ended September 30, 1997 and 1996 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the nine months ended September
30, 1997, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31,
1996.

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                         AND SUBSIDIARY
                                         --------------

                                CONDENSED, CONSOLIDATED FINANCIAL
                                ---------------------------------
                                           STATEMENTS
                                           ----------

                              FOR THE QUARTER AND NINE MONTHS ENDED
                              -------------------------------------
                                   SEPTEMBER 30, 1997 AND 1996
                                   ---------------------------

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                         AND SUBSIDIARY
                                         --------------

                             CONDENSED, CONSOLIDATED BALANCE SHEETS
                             --------------------------------------


                                             ASSETS
                                             ------

                                                           SEPTEMBER 30,
                                                           -------------
                                                               1997              DECEMBER 31,
                                                               ----              ------------
                                                            (UNAUDITED)             1996(*)
                                                            -----------             -------

Current assets:
 Cash and cash equivalents                                   $   651,219           $   353,419
 Accounts and notes receivable, net                            3,841,161             7,037,415
 Deferred tax asset                                               16,319                16,319
 Prepaid expenses and other                                      576,952               344,850
                                                             -----------           -----------
      Total current assets                                     5,085,651             7,752,003

Oil and gas properties, at cost
 (successful efforts method)                                  52,449,250            48,136,759
Property and equipment, at cost                               12,215,713            11,754,079
                                                             -----------           -----------
                                                              64,664,963            59,890,838

   Less accumulated depreciation,
    depletion and amortization                               (11,641,922)           (6,150,632)
                                                             -----------           -----------

      Net property and equipment                              53,023,041            53,740,206

Other assets:
 Investment in unconsolidated subsidiaries                       291,219               485,610
 Call advance                                                  1,500,000             1,500,000
 Notes receivable                                                419,612               432,576
 Deferred financing costs, net                                   435,541               439,695
 Other                                                           350,255               487,554
                                                             -----------           -----------

      Total other assets                                       2,996,627             3,345,435
                                                             -----------           -----------
                                                             $61,105,319           $64,837,644
                                                             ===========           ===========

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

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                         AND SUBSIDIARY
                                         --------------

                       CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       --------------------------------------------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           SEPTEMBER 30,
                                                           -------------
                                                               1997              DECEMBER 31,
                                                               ----              ------------
                                                            (UNAUDITED)             1996(*)
                                                            -----------             -------
Current liabilities:
 Current installments of long-term debt                      $   143,702           $ 6,513,283
 Accounts payable                                              1,101,016             4,861,340
 Accrued severance liabilities                                    58,625               112,689
 Accrued taxes payable                                           165,185               195,467
 Unearned revenue                                                744,247               807,632
 Accrued expenses and other                                      337,749               373,622
                                                             -----------           -----------

      Total current liabilities                                2,550,524            12,864,033

Long-term debt, excluding current maturities                  24,322,959            19,422,421

Unearned revenue                                               2,272,566             2,821,611

Deferred tax liability and other                               4,217,309             3,611,572
                                                             -----------           -----------

     Total liabilities                                        33,363,358            38,719,637

Stockholders' equity:
 Series 1993 8% Convertible Preferred Stock,
  par value $12.00 per share                                   2,181,819             2,181,819
 Convertible Securities, representing
  approximately 0 and 2,850,000 shares
  of Common Stock at September 30, 1997
  and December 31, 1996, respectively                                  0             4,997,554
 Common Stock, par value $.00001 per
  share; 20,000,000 shares authorized;
  10,193,676 and 6,520,296 shares issued
  and outstanding at September 30, 1997
  and December 31, 1996, respectively                                102                    65


Additional paid-in capital                                    22,229,952            16,453,899

Treasury stock                                                   (52,400)              (52,400)

Retained earnings                                              3,382,488             2,537,070
                                                             -----------           -----------

      Total stockholders' equity                              27,741,961            26,118,007

Commitments and contingencies                                        -                     -
                                                             -----------           -----------

     Total liabilities and stockholders'
      equity                                                 $61,105,319           $64,837,644
                                                             ===========           ===========

*Derived from audited financial statements.


See accompanying notes to condensed, consolidated financial statements.

                                AMERICAN RESOURCES OF DELAWARE, INC.
                                           AND SUBSIDIARY

                    CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    ------------------------------------------------------------

                                              QUARTER ENDED              NINE MONTHS ENDED
                                              -------------              -----------------
                                              SEPTEMBER 30                 SEPTEMBER 30
                                              ------------                 ------------

                                          1997           1996            1997            1996
                                          ----           ----            ----            ----

Revenues:
 Production                            $ 4,812,361     $ 1,806,357      $13,457,137    $ 4,654,184
 Transportation                            222,445         211,577          657,397        845,041
 Marketing                               1,955,537       3,929,508       15,355,482     16,126,910
 Other                                      89,439         (22,007)         136,697        379,372
                                       -----------     -----------      -----------    -----------
                                         7,079,782       5,925,435       29,606,713     22,005,507
                                       -----------     -----------      -----------    -----------

Expenses:
 Production                                716,111         371,860        1,833,968        976,997
 Transportation                            119,895          61,391          322,049        227,663
 Marketing                               1,929,350       3,589,796       15,329,713     15,726,622
 Unsucessful Well Costs                    381,300             -            434,246            -
 Other                                      53,121          39,319          113,495        162,003
 Depreciation, depletion
  and amortization                       2,008,280         624,448        5,510,040      1,668,927
                                       -----------     -----------      -----------    -----------
                                         5,208,057       4,686,814       23,543,511     18,762,212
                                       -----------     -----------      -----------    -----------
                                         1,871,725       1,238,621        6,063,202      3,243,295


Administrative expenses                    861,902         568,235        2,442,413      1,495,853
                                       -----------     -----------      -----------    -----------

Operating income                         1,009,823         670,386        3,620,789      1,747,442

Other income (expense):
 Interest income                             9,944          20,176           33,018        785,384
 Interest expense                         (665,835)       (649,220)      (2,020,341)    (1,638,677)
 Other                                         717           2,567            4,891         (4,316)
                                       -----------     -----------      -----------    -----------
                                          (655,174)       (626,477)      (1,982,432)      (857,609)
                                       -----------     -----------      -----------    -----------

     Income before income
      tax expense                          354,649          43,909        1,638,357        889,833

Income tax expense                         141,843          17,844          655,343        342,590
                                       -----------     -----------      -----------    -----------
     Net income                        $   212,806     $    26,065      $   983,014    $   547,243

Per common share:
 Primary:
  Net income                                  $.02             --              $.10           $.09
                                               ===             ==               ===            ===

Weighted average number
 of common shares and
 common share equivalents
 outstanding                             9,938,299       6,469,614        9,124,335      6,152,154
                                         =========       =========        =========      =========

Fully diluted:
 Net income                                   $.02             --              $.10           $.08
                                               ===             ==               ===            ===

Weighted average number
 of common shares and
 common share equivalents
 outstanding                            10,207,150       6,738,465        9,393,186      6,525,442
                                        ==========       =========        =========      =========

See accompanying notes to condensed, consolidated financial statements.

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARY
                            --------------

      CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
             --------------------------------------------
                              (UNAUDITED)
                              -----------

                  Common Stock                     8% Preferred Stock
                  -------------               -----------------------------

                  Number                      Number               Net of    Additional
                    of     Par   Convertible    of        Par     Discount    Paid-in    Treasury  Retained
                  shares  value  Securities   shares     value     value      Capital     stock    Earnings      Total
                  ------  -----  -----------  ------     -----     -----      -------     -----    --------      -----

Balance,
December 31,
1996            6,520,296  $65    4,997,554   268,851  3,226,213  2,181,819  16,453,899  (52,400)  2,537,070   26,118,007

Conversion of
Convertible
Securities and
Dividends to
Common Stock    3,101,864   31   (4,519,914)        -          -          -   4,598,706        -     (78,823)           0

Issuance of
Common Stock,
net of
Placement
Costs             500,000    5            -         -          -          -   1,132,906        -           -    1,132,911

Common Stock
Dividends issued
or accrued         21,508    -            -         -          -          -      47,647        -     (47,647)           0

Redemption of
Convertible
Securities              -    -     (477,640)        -          -          -    (100,257)       -     (11,126)    (589,023)

Warrants exercised
for Common
Stock                   8    -            -         -          -          -          52        -           -           52

Issuance of stock
for services       50,000    1            -         -          -          -      96,999        -           -       97,000

Net income              -    -            -         -          -          -           -        -     983,014      983,014
                ---------  ---   ----------   -------  ---------  ---------  ----------  -------   ---------   ----------

Balance,
September 30,
1997           10,193,676 $102            0   268,851  3,226,213  2,181,819  22,229,952  (52,400)  3,382,488   27,741,961
               ========== ====   ==========   =======  =========  =========  ==========  =======   =========   ==========


See accompanying notes to condensed, consolidated financial statements.

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                         AND SUBSIDIARY
                                         --------------

                   CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   -----------------------------------------------------------
                          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          ---------------------------------------------

                                                               1997                  1996
                                                               ----                  ----

Net cash provided by operating activities                    $ 5,966,000           $ 8,264,085
                                                              ----------            ----------

Investing activities:
 Purchase of oil and gas properties                           (4,312,492)          (23,960,277)
 Purchases of property and equipment                            (489,467)              (57,561)
 Payments on notes receivable                                    231,017             6,973,217
 Issuance of note receivable                                     (35,000)                  -
 Proceeds from sale of assets                                      4,200               616,418
                                                              ----------           -----------

      Net cash used in investing activities                   (4,601,742)          (16,428,193)
                                                              ----------           -----------

Financing activities:
 Proceeds from borrowings                                      3,235,817            17,698,068
 Payments on borrowings                                       (4,704,860)           (6,224,548)
 Redemption of convertible securities                           (589,023)                  -
 Proceeds from issuance of Common Stock                        1,330,000               900,000
 Purchase of 6% Junior Preferred Stock                               -                (802,900)
 Increase in deferred financing costs                           (139,663)                  -
 Purchase of Treasury Stock                                            -               (52,400)
 Other                                                          (198,729)              (35,100)
                                                              ----------           -----------

      Net cash provided in financing
        activities                                            (1,066,458)           11,483,120
                                                              ----------           -----------

      Increase (decrease) in cash                                297,800            (4,945,073)

Cash and cash equivalents at
  beginning of period                                            353,419               826,393
                                                             -----------           -----------

Cash and cash equivalents at
  end of period                                              $   651,219           $ 4,145,405
                                                             ===========           ===========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 21,508 and 27,535 shares of Common Stock to holders of the Series 1993 and Series B Preferred Stock during the nine months ended September 30, 1997 and 1996, respectively.

During the nine months ended September 30, 1997, holders of $5,538,483 ($4,519,914 net of placement costs) of the Convertible Securities have converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities. The remaining $461,517 was redeemed by the Company for a price of $589,023.

During the nine months ended September 30, 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of Common Stock.

                         AMERICAN RESOURCES OF DELAWARE, INC.
                                    AND SUBSIDIARY

              CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)


During the nine months ended September 30, 1996, the Company issued 225,000 shares of common stock and 225,000 common stock warrants with a combined value of $1,157,175 in connection with the acquisition of certain gas properties and related equipment. The Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996.

During the nine months ended September 30, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group ("CRG") to provide additional services in the public relations area. The amendment provided for the termination of options previously granted to CRG by ARI and the issuance to CRG of 50,000 shares of registered stock in ARI. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997, the date of the amendment. The cost is being amortized during 1997 due to the timing of the services being performed.

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-KSB of the Company that was filed with the Securities and Exchange Commission.

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

      On April 2, 1997, the Company entered into an agreement to acquire a 26.4% working interest in the Main Pass Block 53 from Great River Oil & Gas Corporation for approximately $254,000. Drilling was completed during the third quarter of 1997, and it was determined that the well is not economically feasible.

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

      In June 1997, the Company entered into a purchase agreement to acquire interests in 26 natural gas wells from Daugherty Petroleum, Inc., said wells being located in Whitley and Knox Counties, Kentucky, on the Company's existing gathering facilities. The wells contain an estimated
      1.5 billion cubic feet of natural gas reserves net to the Company, and the purchase price is approximately $526,000. The purchase transaction was completed in September 1997.

      On September 15, 1997, the Company entered into a Letter of Intent with Prima Capital LLC ("Prima") providing for the acquisition of an interest in certain producing and non-producing oil and gas properties (the "Properties") located in Mississippi. The purchase price for the Properties is Two Million Eight Hundred Thousand Dollars ($2,800,000) payable One Million Three Hundred Thousand Dollars ($1,300,000) on or before closing which occurred October 10, 1997, and the balance of One Million Five Hundred Thousand Dollars ($1,500,000) in an interest bearing note with recourse only to the Properties. The Company currently owns up to 3.5% interest in the Properties. An officer and director of the Company owns a twenty percent (20%) interest in Prima. $1,100,000 had been advanced to Prima as of September 30, 1997.

      In September 1997, the Company purchased a 4.3% overriding royalty interest in the Ship Shoal B-4 well for $330,000. The value of the overriding royalty interest was based on discounted reserve values as determined from the December 31, 1996 reserve report less amounts paid through June 1997.

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                        AND SUBSIDIARIES
                                        ----------------

                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                ----------------------------------------------------------------
                                           (UNAUDITED)
                                           -----------

(3)   LONG-TERM DEBT

      A summary of long-term debt follows:

                                                           September 30,         December 31,
                                                           -------------         ------------
                                                               1997                  1996
                                                               ----                  ----

Borrowings under the Company's Credit
 Agreement, as amended, with Den norske
 Bank AS, reduction subject to availability
 under borrowing base, $30,000,000 available
 borrowing base effective September 30, 1997
 reduction against the available borrowing base
 of $425,000 commences November 1, 1997,
 interest payable monthly at adjusted LIBO
 Rate and/or prime rate as determined under
 the Credit Agreement, secured by oil and gas
 properties, equipment and receivables.                      $23,998,275           $25,083,000

Call Agreement payable, original balance of
 $1,000,000 payable in monthly installments
 of $31,250 commencing April 1, 1995,
 due November 1997.                                                  -                 274,000

Notes payable to related parties, interest
 payable at 10.5%, in connection with
 Participation Agreements.                                       381,431               490,000

Note payable, original balance of $165,000 payable
 on January 15, 1998, secured by an interest in oil
 and gas properties.                                                 -                  49,696

Other notes                                                       86,955                39,808
                                                             -----------           -----------
                                                              24,466,661            25,935,704

Less - Current portion                                           143,702             6,513,283
                                                             -----------           -----------

Long-term debt                                               $24,322,959           $19,422,421
                                                             ===========           ===========

      On September 28, 1995, the Company entered into a $20,000,000 revolving credit agreement through February 1, 2002 with Den norske Bank AS (Den norske). On August 7, 1996, the revolving credit facility was increased to $30,000,000. As of September 30, 1997, the available borrowing base under the revolving credit facility was $30,000,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                        AND SUBSIDIARIES
                                        ----------------

                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                ----------------------------------------------------------------
                                           (UNAUDITED)
                                           -----------


      the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

      In February 1997, the credit agreement was amended to reduce the interest rate to the prime rate plus 1/2% per annum and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties.

      On October 9, 1997, the credit facility agreement with Den norske Bank AS was amended to (1) combine the $2,500,000 development facility and increase the borrowing base to $30,000,000, effective September 30, 1997, and (2) provide flexibility in the determination of the applicable interest rate. The applicable interest rate can be selected at the Company's option to be either (1) a floating rate equal to the prime rate or (2) LIBO Rate, plus 2.5%. As of October 23, 1997, the Company opted for a LIBO Rate loan for the entire amount outstanding under the credit facility. The rate for the thirty day period commencing October 23, 1997 is approximately 8.1875%. Additionally, assuming that the borrowing base does not increase, no principal payments will be required until November 1998.

      Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At September 30, 1997, the Company was in compliance with the required financial covenants.

      Under the credit agreement with Den norske, the Company is required to obtain the consent of Den norske before entering into certain transactions, including, without limitation, i) the sale of assets within any twelve-month period the value of which aggregates more than $250,000; ii) the payment of any dividend or distribution for any class of its capital stock except for common stock dividends paid on preferred stock; iii) the expenditure for capital or fixed assets in any fiscal year aggregating more than $400,000; and iv) a change in the corporate structure of the Company.

(4)   CONVERTIBLE SECURITIES PRIVATE PLACEMENT

      In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance.
      The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities which were not converted prior to their maturity dates would automatically convert on their maturity dates. Interest accrued on the convertible securities until the Company received notice of the conversion. If a security was not converted within five business days after the Company received notice of the conversion, the Company was obligated to pay liquidated damages to the security holder for each $100,000 principal amount of

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                        AND SUBSIDIARIES
                                        ----------------

                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                ----------------------------------------------------------------
                                           (UNAUDITED)
                                           -----------


      securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares were delivered. Prior to the receipt of a conversion notice, the Company had the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price was below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security was suspended, but the Company would be required to pay an additional 1% per month in cash on a pro rata basis until the full redemption price was paid. If the full redemption price was not paid within ten business days after the redemption notice was given, the security holder had the right to convert the security into shares of common stock. A security holder could fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intended to effect a redemption within the following five business days. If the Company did not respond during said twenty-four hour period, the Company was precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities were convertible within 120 days after demand was made by a security holder. On June 9, 1997, securities totaling $5,538,483 had been converted into 3,052,188 shares of common stock for which 49,675 shares of Common Stock dividends were issued relative thereto, and the remaining securities totaling $461,517 had been redeemed by the Company pursuant to its rights under the security documents for a price of $589,023. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

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

(5)   STOCKHOLDERS' EQUITY

      On July 8, 1997, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the authorized number of shares of the Company's $.00001 par value common stock from 20,000,000 shares to 50,000,000 shares and dividing the Board of Directors into three classes with staggered three year terms. An appropriate Certificate of Amendment to the restated Certificate of

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                        AND SUBSIDIARIES
                                        ----------------

                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                ----------------------------------------------------------------
                                           (UNAUDITED)
                                           -----------


      Incorporation of the Company was filed with the Delaware Secretary of State on July 11, 1997.

      During the nine months ended September 30, 1997, the Company issued 500,000 shares of Common Stock to Den norske Bank ASA ("Den norske") as a result of Den norske's purchase of said shares for a price of $2.66 per share, for a total of $1,330,000 ($1,132,911 net of placement costs). The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased.

      The Company has authorized one million shares (1,000,000) shares of Series 1993 Preferred Stock and two million shares (2,000,000) of Series Preferred Stock subject to designation by the Board of Directors:

             Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 268,851 shares are outstanding at September 30, 1997 and December 31, 1996.

             Series B Preferred Stock, designated by the Board of Directors, was convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock had a liquidation preference of $10.00 per share, but was junior to the Series 1993 Preferred Stock. Dividends were payable quarterly at the rate of 6% in cash or common stock. There were 1,000,000 shares authorized and zero shares outstanding at September 30, 1997 and December 31, 1996, respectively. During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating the Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation. The Certificate eliminating the Series B Preferred Stock was filed in the Office of the Secretary of State of Delaware on April 16, 1997.

      On January 15, 1997, the Board of Directors declared dividends payable in 10,754 shares of Common Stock on January 22, 1997, to holders of the Series 1993 Preferred Stock. On July 15, 1997, the Board of Directors declared dividends payable in 10,754 shares of Common Stock on July 22, 1997, to holders of the Series 1993 Preferred Stock.

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

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                        AND SUBSIDIARIES
                                        ----------------

                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                ----------------------------------------------------------------
                                           (UNAUDITED)
                                           -----------

                                                                   Price Per Share

                                                 Shares            From        To

         Balance December 31, 1996               3,370,230         $3.00      $8.00

          Granted                                   37,500          3.00       3.00
          Terminated                              (587,333)         3.00       3.50
                                                 ---------

         Balance September 30, 1997              2,820,397         $3.00      $8.00
                                                 =========

      On April 21, 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group, Inc. ("CRG") to provide additional services in the public relations area. The Amendment provided for, among other things, the immediate termination of 500,000 options previously granted to CRG by ARI.

      Outstanding options at September 30, 1997 include 1,976,410 issued under the CSO, of which 1,918,577 are exercisable, and 843,987 non-plan options, all of which are immediately exercisable. Outstanding options at September 30, 1997 expire between July 14, 1998 and February 1, 2005.

      At September 30, 1997, the Company has outstanding warrants to purchase 1,201,667 shares of common stock at exercise prices from $2.75 to $5.00 per share. Warrants to purchase an additional 262,424 shares of common stock expired by their own terms on April 24, 1997.

(6)   SUBSEQUENT EVENTS

             STOCKHOLDERS EQUITY:

      Pursuant to an announcement in April 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of the Company's common stock. As of September 30, 1997, no shares had been repurchased. However, in October 1997, 58,910 shares were acquired at an average price of $2.97 per share.

             INVESTMENT:

      In July 1995, the Company entered into a Call Agreement with Prima Capital, LLC, a limited liability company in which an officer/director owns 20%, wherein the Company has the right to acquire 2,471.3 shares of the common stock of Century Offshore Management Corporation for $4 million. Said right expires December 31, 1997; and on November 4, 1997, the Board of Directors approved the exercise of the Company's rights under the Call Agreement. As of September 30, 1997, the Company had advanced approximately $1.5 million under the Call Agreement, which funds were non-refundable. The balance of $2.5 million is due on or before December 31, 1997.

                              AMERICAN RESOURCES OF DELAWARE, INC.
                              ------------------------------------
                                        AND SUBSIDIARIES
                                        ----------------

                NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                ----------------------------------------------------------------
                                           (UNAUDITED)
                                           -----------


             LONG-TERM DEBT:

      On November 11, 1997, the Company's revolving credit facility with Den norske was increased to $75,000,000 in order to give the Company greater flexibility for future property acquisitions. The available borrowing base has remained at $30,000,000.

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

      RECENT DEVELOPMENTS

      In February 1997, the Company's $30,000,000 revolving credit agreement with Den norske Bank, AS ("Den norske") was amended to reduce the interest rate to the prime rate plus 1/2% per annum, and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties. On October 9, 1997, the credit agreement was further amended to combine the credit and development facilities, establish an available borrowing base of $30,000,000 and allow for an interest rate option, at the Company' s election. The Company may select a rate equal to the LIBO Rate, plus 2.5%, or a floating rate based on the current prime rate. As of the date of this report, the Company had opted to have the LIBO Rate apply to the entire balance outstanding under this agreement, or $25,000,000. The rate for the thirty-day period commencing October 23, 1997 is approximately 8.1875%.

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

      During the first quarter of 1997, production from the Ship Shoal B-3 and B-4 wells was down from expected amounts due to a paraffin buildup on the wells. As a result, production from the two Gulf Coast wells was reduced significantly in February 1997 but returned to previous production levels in March 1997. South Timbalier 148 was down for ten days in August 1997 due to the installation of a compressor which will allow enhanced recovery from the "B" platform wells.

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

      On April 2, 1997, the Company entered into an agreement to acquire a 26.4% working interest in the Main Pass Block 53 from Great River Oil & Gas Corporation. The property is operated by Mustang Energy L.C., and drilling of the first well commenced on July 17, 1997. Drilling was completed during the third quarter of 1997, and it was determined that the well is not economically feasible.

      In the fourth quarter of 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). Securities that were not converted prior to their maturity dates automatically convert on their maturity dates. Interest accrued on the convertible securities until the Company received notice of the conversion. If a security was not converted within five business days after the Company received notice of the conversion, the Company was obligated to pay liquidated damages to the security holder for each $100,000 principal amount of securities sought to be converted in the amount of $100 for each of the first two days, $200 for each of the next two days, $300 for each of the next two days, $400 for each of the next two days, and $500 per day thereafter until the conversion shares were delivered.
Prior to the receipt of a conversion notice, the Company had the right to redeem any security for a cash amount equal to 125% of the principal amount of the security, plus unpaid accrued interest, if the conversion price was below the closing bid price of the common stock as reported on NASDAQ on the date the security was issued. The closing bid prices when the securities were issued ranged from $3.00 to $3.50. Upon giving notice of its intention to redeem a security, the security holder's right to convert the security was suspended, but the Company would be required to pay an additional 1% per month in cash on a pro rata basis until the full redemption price was paid. If the full redemption price was not paid within ten business days after the redemption notice was given, the security holder had the right to convert the security into shares of common stock. A security holder could fax a notice to the Company requiring the Company to declare, by faxed notice within twenty-four hours after receipt of the notice from the security holder, whether the Company intended to effect a redemption within the following five business days. If the Company did not respond during said twenty-four hour period, the Company was precluded from redeeming that security holder's securities during said five day period. The Company agreed to register the shares of common stock into which the securities are convertible within 120 days after demand was made by a security holder. On June 9, 1997, securities totaling $5,538,483 had been converted into 3,101,864 shares of common stock inclusive of the 4% dividend shares paid as of the date of conversion, and the remaining securities totaling $461,517 had been redeemed by the Company pursuant to its rights under the security documents. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

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

      In April 1997, due to the recent decline in the market price of the Company's common stock to a level below its book value, the Board of Directors authorized the Company to repurchase up to Two Million Dollars ($2,000,000.00) of the Company's common stock in market transactions from time to time at prices deemed to be favorable by the Company. As of September 30, 1997, no shares had been repurchased by the Company. However, in October 1997, 58,910 shares were acquired at an average price of $2.97 per share.

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

      In June 1997, the Company entered into a purchase agreement to acquire interests in 26 natural gas wells from Daugherty Petroleum, Inc., said wells being located in Whitley and Knox Counties, Kentucky, on the Company's existing gathering facilities. The wells contain an estimated 1.5 billion cubic feet of natural gas reserves net to the Company, and the purchase price is approximately $526,000. The purchase transaction was completed in September 1997.

      On July 16, 1997, pursuant to a Securities Purchase Agreement, the Company's primary lender, Den norske purchased 500,000 shares of common stock of the Company for a price of $2.66 per share, for a total of $1,330,000 ($1,132,911 net of placement costs). The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased. The Company used the funds for general operational purposes.

      On September 15, 1997, the Company entered into a Letter of Intent with Prima Capital, LLC ("Prima") providing for the acquisition of an interest in certain producing and non-producing oil and gas properties (the "Properties") located in Mississippi. The purchase price for the Properties is Two Million Eight Hundred Thousand Dollars ($2,800,000) payable One Million Three Hundred

Thousand Dollars ($1,300,000) on or before closing which occurred October 10, 1997, and the balance of One Million Five Hundred Thousand Dollars ($1,500,000) in an interest bearing note with recourse only to the Properties. The Company currently owns up to 3.5% interest in the Properties. An Officer and Director of the Company owns a twenty percent (20%) interest in Prima. After reviewing an independent geologist's report on the Properties, the Letter of Intent was approved by a majority of the disinterested directors of the Company at a Special Meeting of the Board of Directors held on September 15, 1997.

      On September 23, 1997, the Company received a letter from William D. Bishop in which Mr. Bishop resigned as a director of the Company. Mr. Bishop's resignation was prompted by the Board of Directors' approval of a related party transaction with Prima, which Mr. Bishop voted against. The subject transaction was reported in the Company's Current Report on Form 8-K which was filed on September 24, 1997, with the Securities and Exchange Commission.

      In September 1997, the Company purchased a 4.3% overriding royalty interest in the Ship Shoal B-4 well for $330,000. The value of the overriding royalty interest was based on discounted reserve values as determined from the December 31, 1996 reserve report less amounts paid through June, 1997.

      In July 1995, the Company entered into a Call Agreement with Prima, a limited liability company in which an officer/director owns 20%, wherein the Company has the right to acquire 2,471.3 shares of the common stock of Century Offshore Management Corporation for $4 million. Said right expires December 31, 1997; and on November 4, 1997, the Board of Directors approved the exercise of the Company's rights under the Call Agreement. As of September 30, 1997, the Company had advanced $1.5 million under the Call Agreement, which funds were non-refundable. The balance of $2.5 million is due on or before December 31, 1997.

      PENDING ADOPTION OF NEW ACCOUNTING PRINCIPLE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE ("Opinion No. 15"), and requires the calculation and dual presentation of Basic and Diluted earnings per shares ("EPS"), replacing the measures of Primary and Fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Accordingly, EPS for the first three quarters of 1997 and 1996 presented on the accompanying statements of operations are calculated under the guidance of Opinion 15.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996:

      Total revenues for the nine months ended September 30, 1997, increased 35% to $29,606,713 from $22,005,507 for the comparable period in 1996. Corresponding operating expenses increased 26% to $23,543,511 in 1997 from $18,762,212 for the first nine months of 1996. Components of the increases are as follows:

-- MARKETING: The Company's marketing volumes have decreased to approximately 4.72 billion cubic feet ("BCF") for the nine months ended September 30, 1997, as compared to 4.83 BCF for the same period in 1996. The volume decrease was partially offset by the Company's increase in volumes sold to Williams Energy Co. from 175,587 thousand cubic feet ("MCF") in the first nine months of 1996 to 433,237 MCF for the comparable period in 1997. The resulting decrease is primarily a result of the Company's elimination of third party sales on the spot market through its association with Southern Resources, Inc. Due to various short term positions taken during the first nine months of 1997, marketing operated at essentially a break-even position as compared with a profit of 2.5% for the comparable period in 1996.

-- PRODUCTION: The Company's production revenues increased 189% for the nine months ended September 30, 1997, to $13,457,137 from $4,654,184 for the comparable period in 1996. The additional revenues are due to production from the South Timbalier Block 148 wells which were acquired and completed in mid and late 1996, respectively, together with two additional wells which were drilled, completed and placed in production in November 1996 and March 1997. Total production on a BCF equivalent basis has increased to 5.1 BCF in 1997 as compared to 1.8 BCF for the comparable period in 1996. Production of oil and gas from the Company's Gulf Coast wells on a BCF equivalent basis for the first nine months of 1997 was approximately 4.3 BCF equivalent as compared to approximately .859 BCF equivalent for the same period in 1996. The South Timbalier Block 148 wells contributed 3.5 BCF equivalent to the increase in production volumes. The increase was partially offset by reduced production from the Company's Ship Shoal Block 150 wells which were down during most of the month of February 1997 due to a paraffin buildup. South Timbalier Block 148 was down for 10 days in August 1997 due to the installation of a compressor which will allow enhanced recovery from the "B" platform wells. Also in 1997, production from the Company's Kentucky wells has decreased to approximately 771,000 MCF as compared to approximately 892,000 MCF for the first nine months of 1996. The decrease in Kentucky production results primarily from operational changes which are expected to reduce operating costs and extend the life of the Appalachian production. The first nine months of 1996 also included Appalachian production from wells which were sold to K-Petroleum in September 1996.

      The increase in production revenues was partially offset by reduced gas and/or oil prices during the nine months ended September 30, 1997 versus 1996. The Company sells the bulk of its Kentucky production under long term contracts. During the first nine months of 1997, the Company received an average price of approximately $2.22 per MCF on its produced gas as compared with approximately $2.21 per MCF for the same period in 1996. The Company's Gulf Coast production realized average prices of $18.80 per barrel of oil and $2.47 per MCF of gas during the first nine months of 1997 as compared with $20.28 per barrel of oil and $2.29 per MCF of gas during the same period in 1996.

      As can be expected, production costs also increased to $1,833,968 for the nine months ended September 30, 1997, from $976,997 for the comparable period in 1996. The increase results primarily from the production costs associated with the South Timbalier Block 148 wells of approximately $859,000.

      During the nine months ended September 30, 1997, the Company also recognized approximately $434,000 in dry hole expenses as a result of unsuccessful wells encountered in its active exploration and development program. This compares with $0 for the comparable period in 1996.

      The Company has taken additional lease positions in the Gulf Coast region during the nine months ended September 30, 1997, and intends to continue to develop in the area with various joint interest owners.

-- DEPRECIATION, DEPLETION AND AMORTIZATION: Depreciation, depletion and amortization increased to $5,510,040 for the nine months ended September 30, 1997, as compared to $1,668,927 for the same period in 1996. The increase results primarily from approximately $3,609,000 of depletion on the South Timbalier Block 148 Gulf Coast wells and approximately $630,000 of depletion on the Ship Shoal wells for the nine months ended September 30, 1997. Depreciation increased as a result of approximately $1,270,000 of property and equipment acquired since September 30, 1996.

-- GENERAL AND ADMINISTRATIVE ("G&A"): G&A increased 63% to $2,442,413 for the nine months ended September 30, 1997 as compared to $1,495,893 for the nine months ended September 30, 1996. Subsequent to September 30, 1996, the Company opened a New Orleans office to monitor and expand its

      Gulf Coast operations and hired a corporate General Counsel to monitor regulatory and legal responsibilities.

      Also, with the Company's continued expansion in the Gulf Coast, insurance costs have risen approximately 88% for the nine months ended September 30, 1997 as compared to the same period in 1996. The Company carries business interruption insurance on all its producing Gulf Coast properties. In September 1997, the Company began an insurance program to cover all phases of the Gulf Coast operations, thereby eliminating the need to pay operators of the Gulf Coast properties for insurance on drilling and production.

      Significant components of G&A for the nine months ended September 30, 1997 include payroll of $951,047, professional fees of $258,435, advertising and promotion costs of $206,475, insurance of $282,680, amortization of deferred financing costs of $135,847, and licenses and fees of $147,499.

-- OTHER INCOME(EXPENSE): Other income (expense) items consisted of the following:

      * INTEREST INCOME: Interest income for the nine months ended September 30, 1997 was $33,018 compared with $785,384 for the same period in 1996. Interest income for 1996 resulted primarily from interest earned on a note receivable issued to Century Offshore Management Corporation ("Century"). The note earned interest at 22% per annum and was secured by offshore properties. In July 1996, the note was extinguished as part of the consideration for the Company's purchase of the properties securing the note. Therefore, during the nine months ended September 30, 1997, no interest was earned on the note while interest was earned on an average outstanding balance of approximately $4.3 million for the same period in 1996.

      * INTEREST EXPENSE: Interest expense increased to $2,020,341 for the nine months ended September 30, 1997, as compared to $1,638,677 for the same period in 1996. This results primarily from increased borrowings under the Company's primary credit and development facilities. Outstanding borrowings under the facilities were $23,998,275 at September 30, 1997, as compared to $26.1 million at September 30, 1996. However, the average outstanding balance during the nine months ended September 30, 1996, was less than that of the subsequent comparable period due to the fact that the South Timbalier Block 148 properties were not purchased until July 1996.

      * NET INCOME: Net income for the nine months ended September 30, 1997, was $983,014 as compared to $547,243 for the same period in 1996. Operating income was $3,620,789 for the nine months ended September 30, 1997, compared with $1,747,442 for the nine months ended September 30, 1996. The operating income increase in 1997 is primarily attributable to an increase in production revenues net of production expenses of approximately $7,946,000. The effect of this increase was partially offset by increases in depreciation, depletion and amortization of $3,841,113 and G&A of $946,560. The resultant increase in net income was somewhat offset by increased interest expenses as the result of additional borrowings used to expand the Company's operations and reduced interest income as a result of the extinguishment of the Century note discussed above.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

      Total revenues for the three months ended September 30, 1997 increased 19% to $7,079,782 from $5,925,435 for the comparable period in 1996. Corresponding operating expenses increased 11% to $5,208,057 in 1997, from $4,686,814 in 1996. Components of the increases are as follows:

-- MARKETING: The Company's marketing volumes have decreased to 720,108 MCF for the three months ended September 30, 1997 as compared to 1.36 BCF in 1996. The volume decrease is primarily due to the Company's reduction of spot market activities during the second quarter of 1997 and continuing through the third quarter. As a result, marketing operated at essentially a break-even position compared with an 8.6% profit during the same period in 1996.

-- PRODUCTION: Production revenues were $4,812,361 for the three months ended September 30, 1997 as compared to $1,806,357 for the same period in 1996, for an increase of 166%. The additional revenues are due to production from the South Timbalier Block 148 wells which were acquired and completed in mid and late 1996, respectively, together with two additional wells which were drilled, completed and placed in production in November 1996 and March 1997. Total quarterly production on a BCF equivalent basis has increased to 1.9 BCF in 1997 as compared with .7 BCF for the comparable period in 1996. Production of oil and gas from the Company's Gulf Coast wells on a BCF equivalent basis for the three months ended September 30, 1997, was approximately 1.6 BCF as compared to approximately .442 BCF equivalent for the same period in 1996.
      Also during the third quarter of 1997, production from the Company's Kentucky wells has decreased to approximately 263,000 MCF as compared to approximately 278,000 MCF during the comparable quarter in 1996. The decrease in Kentucky production results primarily from operational changes which are expected to reduce operating costs and extend the life of the Appalachian production. The third quarter of 1996 also included Appalachian production from wells which were sold to K-Petroleum in September 1996.

      The Company sells the bulk of its Kentucky production under long term contracts. During the third quarter of 1997, the Company received an average price of approximately $2.32 per MCF on its produced gas as compared with $2.31 per MCF for the same period in 1996. The variance in price is due to general market conditions.

      The Company's Gulf Coast production, which experienced significant growth due to the addition of the South Timbalier Block 148 property, realized average prices during the third quarter of 1997 of $17.26 per barrel of oil and $2.41 per MCF of gas as compared with $21.23 per barrel of oil and $2.13 per MCF of gas during the same period in 1996.

      As can be expected, production costs also increased to $716,111 for the three months ended September 30, 1997 from $371,860 for the same period in 1996. This was due to the production costs associated with the South Timbalier Block 148 Gulf Coast wells of approximately $336,000.

      During the three months ended September 30, 1997, the Company also recognized $381,300 in dry hole costs as a result of unsuccessful wells encountered in its active exploration and development program. This compares with $0 for the comparable period in 1996.

      The Company has taken additional lease positions in the Gulf Coast region during the three months ended September 30, 1997 and intends to continue to develop in the area with various joint interest owners.

-- DEPRECIATION, DEPLETION AND AMORTIZATION: Depreciation, depletion and amortization increased to $2,008,280 for the three months ended September 30, 1997 as compared to $624,448 for the same period in 1996. The increase results primarily from approximately $1,298,000 of depletion on the South Timbalier Block 148 Gulf Coast wells and additional depreciation on approximately $1,270,000 of property and equipment acquired since September 30, 1996.

-- GENERAL AND ADMINISTRATIVE ("G&A"): G&A increased 52% to $861,902 for the three months ended September 30, 1997 as compared to $568,235 for the same period in 1996. Subsequent to September 30, 1996, the Company opened a New Orleans office to monitor and expand its Gulf Coast operations and hired a corporate General Counsel to monitor regulatory and legal responsibilities.

      Also, with the Company's continued expansion in the Gulf Coast, insurance costs have risen approximately 60% for the three months ended September 30, 1997 as compared with the same period in 1996. The Company carries business interruption insurance on all its producing Gulf Coast properties. In September 1997, the Company began an insurance program to cover all phases of the Gulf Coast operations, thereby eliminating the need to pay operators of the Gulf Coast properties for insurance on drilling and production.

      Significant components of G&A for the three months ended September 30, 1997 included payroll of $350,048, professional fees of $92,132, advertising and promotion costs of $58,663, insurance of $105,785, amortization of deferred financing costs of $22,569, and licenses and fees of $44,916.

-- OTHER INCOME(EXPENSE): Other income (expense) items consisted of the following:

      * INTEREST INCOME: Interest income for the three months ended September 30, 1997 was $9,944 compared with $20,176 for the same period in 1996.

      * INTEREST EXPENSE: Interest expense increased to $665,835 for the three months ended September 30, 1997 as compared to $649,220 for the same period in 1996. This results primarily from increased average borrowings under the Company's primary credit and development facilities for the three months ended September 30, 1997. The additional borrowings have been used to assist in expanding the Company's exploration, development and property acquisition activities. Outstanding borrowings under the facilities were $23,998,275 at September 30, 1997 as compared to $26.1 million at September 30, 1996.

      * NET INCOME: Net income for the three months ended September 30, 1997 was $212,806 as compared to $26,065 for the same period in 1996. Operating income was $1,009,823 in the three months ended September 30, 1997 versus $670,383 for the comparable 1996 period. The operating income increase in 1997 is primarily attributable to an increase in production revenues net of production expenses of approximately $2,662,000. The effect of this increase was partially offset by increases in depreciation, depletion and amortization of $1,383,832 and G&A of $293,667. The resultant increase in net income was somewhat offset by increased interest expense on borrowings used to expand the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash and cash equivalents at September 30, 1997 totalled $651,219 as compared to $353,419 at December 31, 1996. Historically, the Company has funded its oil and gas exploration and development activities primarily with bank borrowings and, to a lesser extent, with cash flow from operations and equity capital from private placements. The Company has available a $30,000,000 line of credit through Den norske, with a borrowing base of $30,000,000 and an outstanding balance of $23,998,275 as of September 30,

1997. The Company generated approximately $6,934,000 of cash flow from operations prior to adjustments for changes in operating assets and liabilities during the nine months ended September 30, 1997. The Company anticipates that its existing capital resources and cash flow generated from future operations will allow it to maintain its current level of operations and its planned operations for the foreseeable future. Future acquisitions may necessitate that the Company make additional borrowings or raise equity capital.

      Under the credit agreement with Den norske, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At September 30, 1997, the Company was in compliance with all of the required financial ratios.

      In addition to the South Timbalier Block 148 wells acquired and drilled in 1996, an additional well was successfully drilled and completed on the property and production commenced in March 1997. Through September 30, 1997, the Company had realized approximately $11,865,000 in production revenues from the South Timbalier Block 148 properties since acquisition in July 1996.

      The following is a summary of the Company's expected cash flow estimates for the remainder of 1997:

             Cash requirements:

                   Capital costs                          $2,100,000
                   Debt service payments                  $  600,000

                   Total cash requirements                             $2,700,000

             Cash Sources:

                   Cash in bank                           $  651,219
                   Cash from operations                   $3,500,000

                   Total cash sources                                  $4,151,219

             Excess                                                    $1,451,219
                                                                        =========

      As can be seen above, the Company intends to meet its cash requirements in 1997 with cash flow expected to be generated from its operations in the Gulf Coast and Appalachian regions. As proved reserves are added to the Company's reserve base, payment requirements under the Credit Facility are reduced. Assuming that the borrowing base does not increase, no principal payments will be required until November 1998.

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

Proposal #1        CLASSIFICATION OF BOARD OF DIRECTORS INTO STAGGERED THREER
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

             Exhibit Number     Description

                 10.83 Letter of Intent between the Company and Prima (incorporated by reference to Exhibit 10.83 to the Registrant's Form 8-K filed on September 24,
                                1997).

                 10.84 Copy of the letter of resignation from William Bishop (incorporated by reference to Exhibit
                                10.84 to the Registrant's Form 8-K filed on October 1, 1997).

      (b)    Reports on Form 8-K:

             On September 24, 1997, the Company filed a Form 8-K reporting the acquisition of an interest in certain producing and non-producing properties in Mississippi from Prima Capital, LLC.

             On October 1, 1997, the Company filed a Form 8-K reporting the resignation of William D. Bishop as a Director of the Company.

                                           SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN RESOURCES OF DELAWARE INC.



Date:    November 14, 1997            By:  /s/ Ralph A. Currie
      ----------------------              ------------------------------------
                                          Ralph A. Currie
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                           Officer)