Form 10QSB/A
period 1997-09-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1997-11-26
CIK 899717

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

             Transitional Small Business Disclosure Format (check one):
Yes    ;  No   xx   .
   ----     --------

                    AMERICAN RESOURCES OF DELAWARE, INC.
                               FORM 10-QSB/A1

                  For the Quarter Ended September 30, 1997

                                    INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I    -      FINANCIAL INFORMATION                                  1

Item 1    -      Financial Statements                                   1

                 Introduction to the Financial Statements               2

                 Condensed Consolidated Balance Sheets -
                 September 30, 1997 and December 31, 1996               3

                 Condensed Consolidated Statements of
                 Operations - Quarter and Nine Months
                 Ended September 30, 1997 and 1996                      5

                 Condensed Consolidated Statements of
                 Stockholders' Equity - Nine Months
                 Ended September 30, 1997                               6

                 Condensed Consolidated Statements of
                 Cash Flows - Nine Months Ended
                 September 30, 1997 and 1996                            7

                 Notes to Condensed Consolidated
                 Financial Statements                                   9

Item 2    -      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                         17

PART II   -      OTHER INFORMATION                                     17

Item 4    -      Submission of Matters to a Vote
                 of Security Holders                                   17

Item 6    -      Exhibits and Reports on Form 8-K                      17

                 Signature page                                        18

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

     The Financial Statements for the nine months ended September
30, 1997 and 1996 as previously filed are hereby amended solely for the purpose of correcting a typographical error in the 1996 comparative numbers contained on the Condensed, Consolidated
Statement of Cash Flows (Unaudited), specifically, "Increase
(decrease) in cash" has been changed to correctly reflect
$3,319,012 rather than ($4,945,073).

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

                    AMERICAN RESOURCES OF DELAWARE, INC.
                    ------------------------------------
                               AND SUBSIDIARY
                               --------------

          CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
         -----------------------------------------------------------
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                ---------------------------------------------

                                                       1997             1996
                                                       ----             ----

Net cash provided by operating activities          $ 5,966,000       $ 8,264,085
                                                    ----------        ----------

Investing activities:
 Purchase of oil and gas properties                 (4,312,492)      (23,960,277)
 Purchases of property and equipment                  (489,467)          (57,561)
 Payments on notes receivable                          231,017         6,973,217
 Issuance of note receivable                           (35,000)              -
 Proceeds from sale of assets                            4,200           616,418
                                                    ----------       -----------

      Net cash used in investing activities         (4,601,742)      (16,428,193)
                                                    ----------       -----------

Financing activities:
 Proceeds from borrowings                            3,235,817        17,698,068
 Payments on borrowings                             (4,704,860)       (6,224,548)
 Redemption of convertible securities                 (589,023)              -
 Proceeds from issuance of Common Stock              1,330,000           900,000
 Purchase of 6% Junior Preferred Stock                     -            (802,900)
 Increase in deferred financing costs                 (139,663)              -
 Purchase of Treasury Stock                                -             (52,400)
 Other                                                (198,729)          (35,100)
                                                    ----------       -----------

      Net cash provided in financing
        activities                                  (1,066,458)       11,483,120
                                                    ----------       -----------

      Increase (decrease) in cash                      297,800         3,319,012

Cash and cash equivalents at
  beginning of period                                  353,419           826,393
                                                   -----------       -----------

Cash and cash equivalents at
  end of period                                    $   651,219       $ 4,145,405
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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

	Not amended.


PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not amended.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	Not amended.

                              SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN RESOURCES OF DELAWARE INC.



Date:   November 26, 1997              By:  /s/ Ralph A. Currie
      ----------------------              ------------------------------------
                                          Ralph A. Currie
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                           Officer)