Form 10KSB
period 1997-12-31
AMERICAN RESOURCES OF DELAWARE INC
filed 1998-04-09
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

[X]  State issuer's revenues for its most recent fiscal year.
     $38,032,146

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,600,000 as of March 16, 1998, based on the average bid and asked prices of such stock as of such date.

           ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

                    YES   xx       NO
                        ------        ------


            APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 16, 1998, there were 10,207,231 shares of the Registrant's Common Stock, par value $.00001 per share, outstanding, and 265,517 shares of Registrant's Series 1993
Preferred Stock, par value $12.00 per share.

     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in this report in the Part(s) indicated: None.

     Transitional Small Business Disclosure Format (check one):
Yes      ;  No   xx  .
    -----      ------

                        TABLE OF CONTENTS


                                                             Page
                                                             ----
                             PART I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . .    1

Item 2.   Description of Property . . . . . . . . . . . . .   12

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . .   18

Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . .   19


                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . .   19

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations .  . . . . . . . . . . . . . . . . . .   20

Item 7.   Financial Statements  . . . . . . . . . . . . . .   27

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure. . . . . .   28

                            PART III

Item 9.   Directors and Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act . . . . . . . . . . . .   28

Item 10.  Executive Compensation  . . . . . . . . . . . . .   34

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . . . .   40

Item 12.  Certain Relationships and Related Transactions. .   42

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . .   47

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .   99

                             PART I

ITEM 1.    DESCRIPTION OF BUSINESS:

OVERVIEW:

     American Resources of Delaware, Inc. ("ARI") is an integrated independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties on and offshore Louisiana and on shore Mississippi (the "Gulf Coast Region") and in southeastern Kentucky ("Appalachia" or the "Appalachian Region"). The Company also gathers and markets its natural gas in Appalachia. Southern Gas Co. of Delaware, Inc. ("Southern Gas") and American Resources Offshore, Inc. ("ARO") are ARI's wholly owned subsidiaries. When used herein, the words "the Company" refer collectively to ARI, Southern Gas and ARO unless otherwise indicated.

     The Company's acquisition, exploration and development activities have resulted in substantial increases in reserves, production and cash flow from oil and gas operations since year-end 1994. As the result of successful drilling activities and acquisitions, the Company has grown proved reserves 93% since year-end 1994, resulting in 1997 earnings before interest, taxes, depreciation/depletion and amortization and impairment on assets ("EBITDA") of $13.5 million. At December 31, 1997, the Company's estimated net proved reserves were 35.9 billion cubic feet ("Bcf") of natural gas and 1.4 million barrels ("MMBbls") of oil, or 44.2 Bcf equivalent with estimated future net cash flows discounted using a rate of 10% ("PV-10 Value") of approximately $47.8 million.

     The Company plans to expand its activities in the Gulf Coast Region, resulting in a 1998 drilling and development budget of $39 million as compared to $2.3 million expended in 1997. Based upon its large undeveloped acreage position and 3-D seismic database, the Company expects to significantly increase reserves, production and cash flow from oil and gas operations in 1998.
The Company successfully drilled 5 wells in the Gulf Coast Region in 1997 and plans to pursue a more aggressive drilling program by drilling up to 20 additional Gulf Coast Region wells in 1998. The Company also plans to pursue acquisitions of additional producing, developmental and exploratory oil and gas properties.

THE TECO ACQUISITION:

     On March 5, 1998, the Company purchased interests in 41 lease blocks in the Gulf of Mexico from TECO Oil & Gas, Inc. ("TECO"). The properties consist of an average 30% interest in approximately 197,000 acres and 5 producing wells, interests in two joint ventures and access to approximately 12,500 square miles of 3-D seismic data. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and has identified 27 initial drilling locations.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $37,880,000 was paid from funds borrowed under the Company's existing credit facility and a new facility with DNB Energy Assets, Inc. (a company owned by Den norske Bank, AS ["Den norske"]), and the balance of $18,500,000 was in the form of a promissory note in favor of TECO (the "TECO Note"). The TECO Note bears interest at the initial rate of 10% per annum and increases 2% each quarter commencing July 1, 1998, with a maximum interest rate of 18%. The TECO Note matures on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries.

     In addition to the TECO Note, the parties entered into a warrant agreement (the "TECO Warrant Agreement") granting TECO warrants to acquire 600,000 shares of common stock of the Company (the "First Warrants") at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement grants TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options to acquire common stock if the TECO Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, the "Secondary Warrants").
The price per share of common stock evidenced by the Secondary Warrants is $.00001. On March 16, 1998, the Company filed a Form 8-K/A with the Securities and Exchange Commission regarding this transaction.

STRATEGY:

     The Company's primary goal is to increase reserves, production and cash flow through acquisition, exploration and development of oil and gas properties. The Company emphasizes the following elements in implementing this strategy:

     EXPAND GULF COAST REGION ACTIVITIES. The expansion of its holdings in the Gulf Coast Region is the foundation for the Company's continued growth. The Gulf Coast Region is a prolific oil and gas province accounting for approximately 25% of domestic natural gas production. Management believes that there remains significant undiscovered reserve potential in the region, attainable through the use of 3-D seismic technology.

     COMPLETE SELECTIVE OIL AND GAS ACQUISITIONS. The Company seeks to acquire producing oil and gas properties which contain significant undeveloped reserve potential and opportunities to increase cash flow through operating improvements. The Company has demonstrated its ability to access such opportunities by completing two reportable acquisitions since 1994 and believes additional acquisition opportunities remain in the Gulf Coast Region and Appalachia.

     EXPAND PROJECT AND DRILL SITE GENERATION PROGRAM. The Company intends to expand its broad project generation network. The Company's participation in and with joint ventures such as Louisiana Offshore Ventures, Texas 3D Program and Houston Energy Development enables the Company to increase its exposure to a greater number and variety of high impact drilling prospects while controlling the costs of these operations. As a result of the TECO acquisition, the Company gained access to a network of geoscientists. The integration of those geoscientists with the Company's internal exploration team will remain an important foundation for the Company's growth through the drillbit.

     USE ADVANCED TECHNOLOGIES. The Company utilizes 3-D seismic and other advanced technologies to evaluate its exploratory prospects in the Gulf Coast Region, provide more accurate geological data and improve the likelihood of drilling success. The Company has access to nearly 13,000 square miles of 3-D seismic data, inclusive of the data in the TECO acquisition.

ACQUISITION ACTIVITIES:

     The Company actively pursues the acquisition of producing oil and gas properties in its core areas of operations. From inception, the Company has acquired interests in approximately 477 wells in the Gulf Coast Region and Appalachia (net of dispositions), as well as several hundred undeveloped leases in these areas. The Company has also increased its leasing activities in the Gulf Coast Region and at December 31, 1997, had invested approximately $6.2 million for the acquisition of unproved leases in the area. The Company focuses on acquiring properties that are undeveloped and operated interests, providing a base for further evaluation and exploitation in areas adjacent to Company production.

     Set forth below is a brief description of the major property acquisitions by the Company during the last three years.

     DECEMBER 1997 - K. E. RESOURCES - $2.5 million - The Company acquired interests in three producing leases and one undeveloped lease covering a combined 15,000 acres in the federal OCS offshore Louisiana (Ship Shoal Blocks 222 and 225 and West Cameron 368) from K.E. Resources, Ltd. The properties include 6 platforms servicing the existing wells which contain an estimated
3.5 Bcf equivalent of proved oil and gas reserves net to the Company. Management believes there are several desirable locations for additional exploration as well as additional development opportunities on the property.

     SEPTEMBER 1997 - PRIMA - $2.8 million - The Company increased its position in certain producing and non-producing oil and gas properties in the Gulf Coast Region from Prima Capital, LLC ("Prima").

     JUNE 1997 - DAUGHERTY - $0.5 million - The Company acquired interests in 26 natural gas wells in Appalachia from Daugherty Petroleum, Inc. The acquisition was attractive to the Company given the properties' immediate proximity to existing Company facilities.

     JULY 1996 - CENTURY - $15.6 million - The Company acquired working interests in proved developed and undeveloped oil and gas properties in the Federal OCS offshore Louisiana (South Timbalier 148 containing proved reserves of approximately 12.0 Bcf of gas and 465,000 barrels of oil) from Century Offshore Management Corporation ("Century"). The purchase price consisted of $8 million in cash, the cancellation of a $6.5 million promissory note from Century to the Company and the assumption of existing liens of $1.1 million.

     DECEMBER 1995 - AKS - $4.2 million - The Company acquired properties in Appalachia from AKS Energy Company ("AKS"). The Company acquired more than 100 miles of gathering pipelines and related equipment, ownership in approximately 155 producing wells located in or adjacent to the Company's existing Kentucky facilities and net proved reserves of approximately 7.7 Bcf.

TECHNOLOGY:

     The Company intends to utilize 3-D seismic surveys to evaluate its exploratory prospects in the Gulf Coast Region prior to drilling thereon. The availability of 3-D data for the shallow waters of the Gulf of Mexico at reasonable cost makes it an attractive risk management tool. The use of 3-D seismic technology will provide the Company with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects than 2-D seismic technology and traditional evaluation methods. The Company believes that its use of 3-D seismic technology improves its likelihood of drilling success and provides it with an advantage over those companies that do not regularly utilize similar technology.

MARKETING AND CUSTOMERS:

     The Company markets substantially all of the gas production from Company-operated properties as well as gas production purchased from other sources in the Appalachian Region. The Company has market-sensitive long-term contracts (accounting for approximately 27%, 31%, and 36% of gas sales during 1997, 1996, and 1995, respectively) under which the buyer has certain obligations to take natural gas. The remaining Company-owned gas production and gas purchased in the open market is sold to a variety of purchasers under short-term (less than 12 months) contracts or thirty-day spot gas purchase contracts. During 1997, 1996 and 1995, the Company out-performed market indexes and sold gas at prices exceeding average market prices. During 1997, 1996 and 1995, Osram Sylvania purchased in excess of 10% of the gas sold by the Company, and Southern Resources, Inc. purchased approximately 48%, 69% and 37%, respectively, of the gas sold by the Company under a contract which was terminated in May 1997.

     The Company has a number of customers for its Appalachian gas, most of which are industrial end-users located in Kentucky. However, other end-users of the Company's gas are located in Ohio, Texas, Tennessee and West Virginia. Its largest customers currently include Osram Sylvania and General Shale. The industrial end-users are serviced through a variety of gas companies, including Columbia Gas of Kentucky, Inc., Texas East Pipeline, Western Kentucky Gas Company, Cincinnati Gas & Electric Co. and Louisville Gas & Electric Co.

     The Company sells all of its current Gulf Coast gas production through H&N Gas, Ltd. The Company utilizes forward sales contracts for portions of its Gulf gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. The remaining portion of current Gulf Coast production is not subject to forward sales contracts so as to provide the Company the opportunity to benefit from increases in prices on that portion of the production in the event price increases materialize. The Company entered into forward sales arrangements with respect to approximately 50% of its estimated net natural gas production for 1997 at a weighted average price of approximately $2.40 per thousand cubic feet ("Mcf"). All of these arrangements were settled on a monthly basis. The Company continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

     The Company sells 50% of its Gulf Coast oil production to Citgo Petroleum Corporation and 25% each to Texon Corporation and
Conoco.

     Most of the Company's Appalachian production is transported through its approximately 300 miles of gas gathering systems running through Southeastern Kentucky to transmission pipelines which are not owned by the Company. Transportation space on these transmission pipelines may be occasionally limited and at times unavailable due to repairs or improvements being made to the facilities. The Company's access to transportation options could also be affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the Federal Energy Regulatory Commission ("FERC") has issued a series of orders which have altered significantly the marketing and transportation of natural gas (See "Regulation: Federal Regulation of Sales and Transportation of Natural Gas"). The effect of these orders to date has been to enable producers such as the Company to market their natural gas production to purchasers other than the interstate pipelines located in the vicinity of their producing properties. While the Company has not experienced any inability to market its production, if transportation space becomes restricted or is unavailable, the Company's cash flow could be adversely affected. However, in order to guard against curtailment of deliveries due to normal capacity limitations, the Company maintains firm or priority transportation capacity where available on key transmission pipelines.

COMPETITION:

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. The Company believes that its strategic business and banking relationships coupled with the locations of its leasehold acreage, its exploration, drilling and production capabilities, and the experience of its management and staff generally enable it to compete effectively. Many of the Company's competitors, however, have financial and personnel resources and exploration and development budgets that are substantially greater than those of the Company, which may affect the Company's ability to compete with these companies.

ENVIRONMENTAL REGULATION:

     Activities of the Company with respect to (1) exploration, development, and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and treatment of natural gas and natural gas liquids are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. Similarly, such regulation has also increased the cost of design, construction, and operation of natural gas pipelines and treatment facilities. In most instances, the regulatory requirements relate to the handling and disposal of drilling production waste and waste created by water and air pollution control procedures or equipment. Although the Company believes that compliance with existing environmental regulations will not have a material adverse effect on operations or earnings, the risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from the Company's operations could result in substantial costs and liabilities to the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substances released into the environment. At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. At this time, neither the Company nor its predecessors has been designated as a potentially responsible party under CERCLA.

     The Company generates or has generated in the past wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. EPA and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefor be subject to more rigorous and costly operating and disposal requirements.

     The Company currently owns or leases, or has in the past owned or leased, numerous properties that for many years have been either used for the exploration and production of oil and gas or used to store and maintain equipment that was regularly used in these operations. Although the Company utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The Oil Pollution Act ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into the navigable waters of the United States. OPA subjects owners and operators of facilities to strict joint and several liability for all containment and cleanup costs and certain other public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, however a party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility for potential oil spills. OPA originally required owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the rule, the responsible party can establish financial responsibility through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. On September 30, 1996, Congress passed legislation lowering the minimum financial responsibility requirement for offshore facilities in United States waters under OPA to $35 million, subject to increases up to a maximum of $150 million if the risk posed by a potential oil spill indicates the increase is warranted. The United States Department of the Interior Minerals Management Service ("MMS") has proposed a final rule to implement these financial assurance requirements. See 62 Fed. Reg. 14052 (March 25, 1997). MMS has not yet issued the final financial responsibility rule. While the financial assurance requirements under OPA may impose additional costs on the Company, the impact of the rule is not expected to be any more burdensome to the Company than it will be to other similarly situated owners and operators with operations within or adjacent to the waters of the United States.

     The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or is derivatives into surface waters or in the ground. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters.
In addition, the CWA and analogous state laws require permits to authorize discharges into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. In 1992, EPA adopted regulations concerning the discharge of stormwater runoff. This program requires that covered facilities obtain individual permits, participate in a group permit, or seek coverage under an EPA general permit. The Company believes that it is in substantial compliance with the requirements of the CWA and OPA and that any non-compliance would not have a material adverse effect on the Company.

     FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL
GAS: Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. On July 29, 1989, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") was enacted, which removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales",such as sales by the Company of its own production. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, and 636-B (collectively, "Order No. 636"), which require interstate pipelines to provide transportation on an open access basis for all gas supplies, and separate or "unbundled" from the pipelines sales of gas. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The federal appellate courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines. Nevertheless, because further review of certain of these orders is still possible, various appeals remain pending, and the FERC continues to review and modify its open access regulations, the outcome of such proceedings and their ultimate impact on the Company's business is uncertain.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. In November 1997, the FERC issued a proposed rulemaking to further standardize pipeline transportation tariffs that, if implemented as proposed, could adversely affect the reliability of scheduled interruptible transportation service. In December 1997, the FERC requested comments on the financial outlook of the natural gas pipeline industry, including among other matters, whether the FERC's current rate making policies are suitable in the current industry environment. While these changes would affect the Company only indirectly, they were intended to further enhance competition in the natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and markets with which it competes.

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

     The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction. Whether on state or federal land or in offshore waters subject to the OCSLA, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     FEDERAL LEASES: Certain of the Company's operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities.
To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. In August 1993, the MMS provided notices to lessees of OCS leases that new levels of lease and area wide bonds would be required effective November 26, 1993. As a result of these changes, operators in the OCS waters of the Gulf of Mexico were required to increase their respective area wide bonds to $3,000,000 from a level of $300,000. Under certain circumstances, the MMS may require any of the Company's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the OPA, as described below. The MMS issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establishing a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by this amendment to the MMS' regulations.

     In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length contracts.

     Recently, the MMS has issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The Company cannot predict what, if any effect the new rule will have on its operations.

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION: The Company may conduct operations in the state waters of the Gulf of Mexico offshore Louisiana. Louisiana regulates drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of Louisiana also govern a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas, and generally prohibit the venting or flaring of gas. To the extent any of the Company's natural gas gathering facilities are subject to state regulations, regulation of gathering facilities generally includes various safety, environmental, and in some circumstances nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

     OIL PRICE CONTROLS AND TRANSPORTATION RATES: Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The effect that these rules may have on the cost of moving the Company's product to market is uncertain.

OPERATING HAZARDS AND INSURANCE:

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In addition to the foregoing, certain of the Company's operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions.

     In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company maintains insurance to cover business interruption and loss of revenues on certain proved producing properties in the Gulf Coast Region; however, the Company's insurance does not cover business interruption or protect against loss of revenues for properties in the Appalachian Region. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

EMPLOYEES:

     On March 16, 1998, the Company, including its subsidiaries, had 23 full time employees, none of whom are covered by a collective bargaining agreement. From time to time, the Company utilizes a series of independent consultants and contractors to perform various professional services, particularly in the areas of geology and environmental assessment.

ITEM 2.   DESCRIPTION OF PROPERTY:

     The Company's oil and gas properties are concentrated in the Gulf Coast Region and Appalachia, representing approximately 61% and 39%, respectively, of the Company's PV-10 Value as of December 31, 1997. These regions are well established oil and gas producing basins with a substantial history of exploration and development activity.

     The Company's interests in the wells it operates represented approximately 39% of its PV-10 Value of December 31, 1997. The Company has budgeted $39 million of capital expenditures for exploration and development in the Gulf Coast Region in 1998.

     The following table provides reserve information for the Company's major fields as of December 31, 1997:

                                                                 % of
                                                        Gas      Total
                                  Oil        Gas     Equivalent  PV-10
Core Area/Field                 (MBbl*)    (MMcf*)    (MMcfe*)   Value
                                -------    -------   ----------  -----

GULF COAST REGION:
-----------------
 South Timbalier 148.........    627        9,182      12,943    38%
 Ship Shoal 150..............    413          508       2,987    11%
 Ship Shoal 222/225..........    263          364       1,942    --
 West Cameron 368............      5        2,150       2,180     6%
 Oakvale Dome................      1          517         523     2%
 Sunrise.....................      1        1,443       1,451     3%
 Other.......................     75            0         450     1%

Appalachia:
 Gausdale....................     --       14,859      14,859     26%
 Other.......................     --        6,792       6,792     13%

Michigan:                         --          102         102     --

    Total net proved reserves  1,385       35,917      44,229    100%

*(MBbl - thousand barrels: MMcf - million cubic feet; MMcfe - million cubic feet equivalent.)

GULF COAST REGION:

     SOUTH TIMBALIER 148.

     South Timbalier Block 148 is located 30 miles offshore Louisiana in an average water depth of 100 feet and is operated by Newfield Exploration Company. The Company owns an interest in the west half of the block. The Company acquired its interest in the lease from Century. The lease covers 2,500 acres and is situated on the northern extension of the South Timbalier 176 Field salt dome, which has produced 64 million barrels of oil and 818 Bcf of gas from upper to middle Pliocene sands. Oil and gas accumulations occur in 22 different sands in the upper and middle Pliocene. As of December 31, 1997, there were 11 producing wells on 4 production platforms on the lease. The Company's working interest in the wells ranges from 10% to 45%.

     SHIP SHOAL 150.

     Ship Shoal Block 150 is located 31 miles offshore Louisiana in an average water depth of 53 feet and is operated by Century. The lease is situated on the northwest flank of the Ship Shoal Block 154 Field salt dome, which has produced 69 million barrels of oil and 81 Bcf of gas from upper to middle Pliocene sands. The Company acquired a 50% working interest from Century in 1995 and successfully drilled 2 wells that year, both of which are currently producing. Additional exploratory drilling opportunities exist on the lease and are currently being evaluated utilizing 3-D seismic.

     SHIP SHOAL 222/225.

     Ship Shoal Blocks 222 and 225 are located in an average water depth of 140 feet and are operated by Sonat Exploration Inc. The Company acquired its interest from K.E. Resources, Ltd., during the fourth quarter of 1997. The Company owns working interests of between 14.25% and 17.81% in 12 wells which are currently producing. Additional exploratory drilling opportunities exist on the leases and are currently under evaluation utilizing 3-D seismic.

     WEST CAMERON 368.

     West Cameron Block 368 is located 58 miles offshore Louisiana in an average water depth of 80 feet. The Company owns an interest covering 5,000 acres. The Company acquired its interest from K.E. Resources, Ltd. during the fourth quarter of 1997. The property is operated by Century, and one well is currently producing in which the Company owns a 27.5% working interest. The Company is currently evaluating 3-D seismic data to select developmental drilling locations.

     OAKVALE DOME.

     Oakvale Dome is a piercement salt dome prospect in Jefferson Davis County, Mississippi, operated by Texstar North America. In 1997, the Company increased its working interest in the property to 6%. The Company drilled the initial well on the prospect in June 1997 and commenced production in September 1997. Completion of 3-D seismic survey interpretation on the Oakvale Dome, including the selection of future additional drilling locations, is expected in the second quarter of 1998.

     SUNRISE.

     The Sunrise prospect is a salt dome field located in Terrebonne Parish, Louisiana, operated by Mandalay Oil & Gas, LLC. The Company owns a 10% working interest before payout which reduces to 7.8% after payout. The initial well on the prospect, the St. Martin #1, was drilled during the fourth quarter of 1997 and production is anticipated to commence during the first quarter of 1998.

     SUNNYSIDE.

     The Sunnyside Field is a salt wall prospect in Jefferson County, Mississippi, operated by Great West Energy, Inc. The initial well on the prospect, the Great West Energy Folks Place #1, was drilled and placed into production during the fourth quarter of 1997. The Company owns a 23% working interest in this well prior to payout, which interest will be reduced to 20.7% after payout. The Company is currently evaluating additional development drilling locations are currently being evaluated on the Sunnyside prospect.

APPALACHIAN REGION:

     The majority of the wells that the Company owns in the Appalachian Region are located in the Gausdale gas field in Southeastern Kentucky and were acquired in various transactions since 1993. Gausdale is located on the eastern edge of the Cincinnati Arch to the Appalachian Basin. The field is also located some eight miles from Pine Mountain. The Newman, Waverly and Devonian formations have all been successfully stimulated, resulting in increases of more than 500% of the wells' natural productivity in certain instances. The Company's working interest in the wells ranges from 5% to 100%. The Company operates all of its Kentucky wells through its subsidiary, Southern Gas.

OIL AND GAS OPERATIONS:

     OIL AND GAS RESERVES.

     Estimated net quantities and the related costs and present values of the oil and gas reserves of the Company are set out in "Oil and Gas Producing Activities (Unaudited)" to the Financial Statements included in Item 7 to this Report on Form 10-KSB. No estimates of the Company's total, proved net oil or gas reserves have been filed with or included in reports to any other federal authority or agency since the beginning of the last fiscal year.

     PRODUCTION.

     The following tables set forth for each of the last three fiscal years by the primary geographic areas in which the Company owns production, which are identified as Kentucky and the Gulf Coast Region, the average sale price and production cost per barrel of oil or Mcf of gas produced by wells owned by the Company. The amounts include only marketable production of oil or gas (on an "as sold" basis) and produced to its interest, less royalties and production due others. The Company does not own any oil properties in Kentucky.

                      KENTUCKY (GAS ONLY)*

                        Average Sales         Average Production
                       Price Per Unit            Cost Per Unit
Fiscal Year               Gas (Mcf)                Gas (Mcf)

1997                        $2.24                    $0.79
1996                        $2.12                    $0.59
1995                        $2.05                    $0.41

*For the years 1997, 1996 and 1995, the Average Sales Price and
Production Cost per Unit were calculated using the weighted average method, comparing volumes delivered with the price for each category previously reported.

                 GULF COAST REGION (OIL AND GAS)

                       Average Sales                Average Production
                         Per Unit                        Per Unit

Fiscal Year   Oil (per bbl)   Gas (per Mcf)    Oil (per bbl)  Gas (per Mcf)

1997             $18.08           $2.64            $1.56          $0.27
1996             $20.71           $2.96            $2.10          $0.35
1995             $16.50           $1.81            $2.42          $0.41

     PRODUCTIVE WELLS AND ACREAGE AS OF DECEMBER 31, 1997.

     The following tables set forth as of December 31, 1997, the total gross and net productive wells in which the Company had an interest (expressed separately for oil and gas), and the total gross and net developed acres in which the Company had an interest by geographic area. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                       KENTUCKY (GAS ONLY)

   Total Gross         Total Net         Total Gross       Total Net
Productive Wells    Productive Wells   Developed Acres   Developed Acres

       485                388              33,950            21,280

          GULF COAST REGION (GAS AND OIL PRODUCED FROM EACH WELL)

   Total Gross         Total Net         Total Gross       Total Net
Productive Wells    Productive Wells   Developed Acres   Developed Acres

       30                 6.5              25,425            5,924

     Undeveloped Acreage as of December 31, 1997.

     The following table sets forth as of December 31, 1997, the amount of undeveloped gross and net leasehold acreage in which the Company had an interest.

                            KENTUCKY

      Gross                Net             Acreage
Undeveloped Acres   Undeveloped Acres   Concentration   Remaining Term

     12,000              10,500               *                **

*Approximately seventy acre spacing.
**Depending on the lease, the remaining term varies from 1 year to as long as oil or gas is produced from the lease.

     During 1995, the Company made a determination to focus its drilling efforts on the Gulf Coast Region and to concentrate on the acquisition of proved producing properties in the Appalachian Region such as the AKS acquisition (see Item 1, "Acquisition Activities," of this Report on Form 10-KSB). Therefore, the Company has made a conscious effort to limit its undeveloped acres in Appalachia to more desirable locations, thereby also reducing its lease expenses. The Company also controls the majority of the capacity in the major pipeline through which the gas must flow to be delivered to market, thereby giving it the competitive advantage to obtain desired drilling acreage on an "as needed" basis. Additionally, recently enacted legislation providing for significant taxes on unmined minerals reduces the incentive to maintain large undeveloped acreage blocks as has been done in past years.

                        GULF COAST REGION

      Gross                Net             Acreage
Undeveloped Acres   Undeveloped Acres   Concentration   Remaining Term

      16,326              2,234               *               **

 *Not less than the legal spacing required by applicable authorities.
**The remaining term of the leases varies.

     DRILLING ACTIVITIES.

     The following table describes the drilling activity of the Company for the last three fiscal years.

             Net Productive     Net Dry     Net Productive    Net Dry
              Exploratory     Exploratory   Developmental   Developmental
Fiscal Year  Wells Drilled   Wells Drilled  Wells Drilled   Wells Drilled

1997             .5(1)           1.7(2)          3(1)             0

1996             0                0              4(3)             0

1995             1(4)             0              5(4)             0

(1) The Company owns a 15% working interest in 1 developmental well drilled in the Gulf Coast Region and a 50% working interest in 6 developmental wells drilled in Kentucky, together with working interests ranging between 6% and 23% in 4 exploratory wells drilled in the Gulf Coast Region.

(2) The Company drilled 6 dry exploratory wells in which it had working interests ranging between 8.5% and 48%. All of the wells were located in the Gulf Coast Region.

(3) The Company owns a 50% working interest in 8 developmental wells it drilled in the Kentucky Region and a 45% working interest in 1 developmental well drilled in the Gulf Coast
     Region in 1996.

(4) The Company currently owns a 50% working interest in 2 exploratory wells it drilled in the Gulf Coast Region and a 100% working interest in 5 developmental wells it drilled in the Kentucky Region in 1995.

ITEM 3.   LEGAL PROCEEDINGS:

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. The Company believes, based on experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

     The Kentucky Revenue Cabinet has assessed Southern Gas for outstanding sales tax of approximately $1,500,000, plus penalties and interest, allegedly owed to the Commonwealth of Kentucky by Southern Gas Company ("SGC"), a dissolved entity, prior to Southern Gas' acquisition of the assets of SGC. Southern Gas has denied the liability and believes it will be successful in its defense of this assessment. Southern Gas' defenses to the assessment and/or in support of reduction of the assessment include, but are not limited to, that credit should be received for all gas delivered to (1) interstate customers;
(2) customers who resold the product; (3) direct pay customers; and (4) industries where the consumable materials are utilized in the manufacturing process. Based on these defenses, as well as the assertion by Southern Gas that it is not responsible for the debts of SGC, management intends vigorously defend its position and believes that any resulting liability will not have a significant impact on the Company's financial condition, operations or liquidity.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS:

MARKET INFORMATION:

     On September 30, 1993, the Company's Common Stock began trading under the symbol "GASS" on the small cap section of the NASDAQ. The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated, as reported by NASDAQ. These prices are believed to be representative inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent prices at which actual transactions occurred.

                              1997                   1996
                             Sales                   Sales
                       High         Low        High         Low

First Quarter          $3.88       $2.22       $4.38       $2.25
Second Quarter         $3.06       $1.88       $4.50       $3.25
Third Quarter          $3.03       $2.06       $4.50       $3.25
Fourth Quarter         $3.88       $2.06       $3.63       $2.44

HOLDERS:

     At March 16, 1998, there were approximately 374 holders of record of the Company's Common Stock, and 14 holders of record of the Company's Series 1993 Preferred Stock.

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

     The Company has not in the past and does not intend to pay cash or common stock dividends on its Common Stock or cash dividends on its Series 1993 Preferred Stock in the foreseeable future. The Company intends to retain earnings, if any, for the future operation and development of its business. In addition, the payment of cash dividends on any share of any class of its capital stock is prohibited by the terms of the Company's credit facility. See Note 14 to Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each year of the two-year period ended December 31, 1997. The Company's consolidated financial statements and the notes thereto which follow contain detailed information that should be referred to in conjunction with the following discussion.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

     Statements, other than historical facts, contained in this Report on Form 10-KSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which the Company operates, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-KSB and in the Form 8-K which the Company filed with the Securities and Exchange Commission on July 25, 1997.

GENERAL:

     American Resources of Delaware, Inc. is a fully integrated independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties onshore and offshore Louisiana and onshore Mississippi, and in southeastern Kentucky. The Company also gathers and markets its gas in Appalachia.

     ARI was formed in August 1992, to acquire the assets and assume certain liabilities of Standard Oil and Exploration of Delaware, Inc. ("Standard Oil"). Since the consummation of the Standard Oil transaction in April 1993, the Company has grown, primarily through acquisition and development activities. The Company's acquisition expenditures for 1996 through 1997 are listed below by major areas. As a result of certain acquisitions and dispositions of oil and gas properties, operating results may not be comparable from period to period.

                            Year ended December 31,
                            -----------------------
                               1997         1996
                               ----         ----
                               (000)        (000)

Gulf of Mexico
  Onshore                     $3,793       $ 3,026
  Offshore                     3,179        16,088
  Kentucky                       536         2,251
                              ------       -------

    Total acquisitions        $7,508       $21,365

     ARI's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it produces. In addition, the Company's proved reserves and oil and gas production will decline as oil and gas are produced unless the Company is successful in acquiring producing properties or conducts successful exploration and development drilling activities.

     The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

     The Company utilizes forward sales contracts for gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. These arrangements are settled on a monthly basis. The Company continuously re-evaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements. As of March 16, 1998, approximately 67% of the Company's estimated natural gas production for the period of March 1998 through October 1998 was committed to forward sales contracts at an average price of $2.25 per Mcf. See Item 1, "Description of Business -- Marketing and Customers."

RESULTS OF OPERATIONS:

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER
31, 1996.

     REVENUES. Total revenues for the Company increased 15% to $38,032,146 for 1997 compared with $33,039,173 in 1996, primarily due to an increase in production.

                                                       Operating
                                                        Revenue
                                           % Increase   Increase
                           1997    1996    (Decrease)  (Decrease)
                           ----    ----    ----------  ----------
                                                          (000)

Production volumes:
 Natural gas (MMcf)       4,579     1,830     150%        $7,362
 Oil (Mbbl)                 426       200     113%         3,554
Average sale prices:
 Natural gas (per Mcf)    $2.57     $2.40       7%
 Oil (per Bbl)           $18.08    $20.71     (13%)
 Weighted Average (Mcfe)  $2.73     $2.82      (3%)

     Production revenue increased 128% in 1997 to $19,456,938 from $8,540,569 in 1996. The increase is primarily due to the acquisition of South Timbalier 148 in late 1996 and subsequent production of 11 wells thereon. The increase in production was partially offset by reduced prices.

     Marketing revenues decreased approximately $5.2 million, or 23%, primarily due to the elimination of third party sales on the spot market through its association with Southern Resources, Inc. as a result of the Company's decision to focus on exploration and development activities.

     PRODUCTION EXPENSE. Production expense increased $1.2 million, or 84%, for 1997, due primarily to increased production volumes and attendant costs associated with the South Timbalier
148 wells. The average production cost was $0.36 per thousand cubic foot equivalent ("Mcfe") versus $0.46 in 1996, a decrease of 22%. This average reflects lower operating costs in the Gulf
Coast Region of $0.27 per Mcfe versus $0.35 in 1996. The reduction in costs in the Gulf Coast was slightly offset by increased operating costs on the Company's Kentucky properties, $0.79 per Mcf versus $0.59 per Mcf in 1996.

     UNSUCCESSFUL WELL COSTS. The Company recognized approximately $785,000 in dry hole expense in 1997 as a result of unsuccessful wells encountered in its exploration and development program. There were no such costs in 1996.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. Pursuant to SFAS No. 121, the Company recorded a non-cash charge of $1.6 million related to its Michigan properties.

     The Company also recorded a non-cash charge of $3.5 million, of which $2.0 million was impairment of undeveloped oil and gas properties and $1.5 million was impairment in the Company's investment in the common stock of Century Offshore Management Corporation ("Century").

     GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. G&A expense increased 43% to $3,322,887 in 1997, compared with $2,324,008 in
1996. This expense increased principally due to the establishment of a New Orleans office in late 1996 and the expanded staffing of that office during the fourth quarter of 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION ("DD&A") EXPENSE. DD&A expense increased 160% to $8,606,372 for 1997 from $3,309,159 in 1996. The increase results primarily from increased production on the South Timbalier 148 and Ship Shoal 150 wells and the establishment of a reserve for future plugging and abandonment costs.

     INTEREST EXPENSE. Interest expense increased $306,104, or
13% in 1997. The increase was attributable to additional borrowings under the Company's credit facility to fund acquisition, exploration and development activities.

     INTEREST INCOME. Interest income for 1997 was $45,491 compared with $801,633 for 1996. Interest income in 1996 resulted primarily from interest earned on notes receivable issued to Century which were extinguished in July 1996.

     NET INCOME.  Due to the factors described above, net income
for the Company decreased $2,758,346 to ($1,846,591).   Results
of the Company's operations for oil and gas activities were as follows:

                                    1997           1996
                                    ----           ----

Oil and gas sales               $19,456,938     $8,540,569
Unsuccessful well costs            (784,931)
Gain (loss) on sale of
   properties                                     (153,000)
Production costs                 (2,583,426)    (1,402,389)
                                 ----------     ----------

Cash flow from oil and
  gas operations                $16,088,581     $6,985,180

Depreciation, depletion and
  amortization                   (7,675,249)    (2,431,633)

Impairment of assets             (3,595,620)
                                 ----------     ----------

                                 $4,817,712     $4,553,547
                                 ==========     ==========

LIQUIDITY AND CAPITAL RESOURCES:

     As of December 31, 1997, the Company had cash and cash equivalents of approximately $1.2 million compared with approximately $353,000 for 1996.

     Funding for the Company's business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. The Company regularly engages in discussions relating to potential acquisitions of oil and gas properties or companies engaged in the oil and gas business. The Company has no present agreement, commitment or understanding with respect to any such acquisition other than the TECO acquisition (see Item 1, "Description of Business -- Overview & The TECO Acquisition"). Any future acquisitions may require additional financing which will be dependent upon financing arrangements, if any, available at the time.

     NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $9.4 million and $6.1 million for 1997 and 1996, respectively. Increases in oil and gas production and revenues resulting principally from acquisition and development activities between the two years, as well as generally improved oil and gas prices, increased cash flows. The increase in 1997 was primarily due to higher production levels from the Company's South Timbalier 148 property.

     NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities by the Company was $12.7 million and $18.9 million for 1997 and 1996, respectively. Acquisition and development of oil and gas properties were the primary uses of funds.

     The following table sets forth capital expenditures, including acquisitions, made by the Company during the periods indicated:

                                       Year ended December 31,
                                       -----------------------
                                        1997            1996
                                        ----            ----

Oil and gas expenditures
   Development                       $1,357,185      $ 3,314,867
   Exploration                          929,442
   Acquisitions                       7,508,428       21,365,152
                                     ----------       ----------

       Total                         $9,795,055      $24,680,019
                                     ==========       ==========

For 1998, the Company has budgeted approximately $97 million for oil and gas acquisition, development and exploration, including approximately $58 million for the TECO acquisition.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by the Company's financing activities was $4.1 million (including additional borrowings and net proceeds from issuance of additional equity securities) and $12.3 million (including additional borrowings and net proceeds from issuance of additional equity securities) for 1997 and 1996, respectively.

     CREDIT FACILITY.  At December 31, 1997, an aggregate of
$28.7 million was outstanding under the Credit Facility with Den norske Bank, ASA ("Den norkse"). The Credit Facility provides for a $75 million revolving commitment which will be payable in full on or before February 1, 2002. The amount of credit available at any time under the Credit Facility may not exceed the borrowing base which was $29.2 million at December 31, 1997, and will be redetermined semiannually. The borrowing base was increased to $50 million in connection with the TECO acquisition and is fully utilized at March 31, 1998. Advances under the Credit Facility bear interest at either a Prime rate or LIBO (London Interbank Offer) rate (plus 2.5%) of interest, at the Company's option.
The Credit Facility contains customary covenants (see the First Amended and Restated Credit Facility Agreement attached as
Exhibit 10.86 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 1997).

     Under the Credit Facility with Den norske, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the credit facility. The following lists the specific requirements and the actual amounts as calculated under the terms of the credit facility at December 31, 1997:

                                      Required     Actual

Debt coverage ratio                  1.2 to 1.0   1.6 to 1.0
Current ratio                        1.0 to 1.0   3.8 to 1.0
Tangible net worth                  $15,577,607  $24,052,000
General and administrative expenses
  (not to exceed in current year)    $6,184,200   $3,323,000
Quarterly interest ratio             3.0 to 1.0   4.6 to 1.0

     Under the required calculation of the current ratio, the Company is allowed to deduct from current liabilities current amounts of principal and interest due under the credit facility. At December 31, 1997, the Company was in compliance with all of the required financial ratios.

     EQUITY SECURITIES. In order to assist in its continued growth and expansion, the Company completed one private placement during 1997 and two private placements during 1996 as follows:

     In July 1997, pursuant to a Securities Purchase Agreement, the Company's primary lender, Den norske, purchased 500,000 shares of common stock of the Company for a price of $2.66 per share, for a total of $1,330,000 ($1,132,911 net of placement costs). The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased.

     In late 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a maturity date one year from date of issuance. The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion. As of June 9, 1997, securities totaling $5,538,483 had been converted into 3,101,864 shares of common stock inclusive of the 4% dividend shares paid as of the date of conversion, and the remaining securities totaling $461,517 had been redeemed by the Company pursuant to its rights under the security documents. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

     In June 1996, the Company completed a private placement of $1,000,000 ($900,000 net of offering costs). The private placement consisted of 100 units, each unit consisting of 3,300 shares of common stock and one Class A Warrant. Each Class A Warrant entitles the holder to purchase 1,650 shares of the Company's common stock at an exercise price of $4.00 per share. The Class A Warrants are immediately exercisable and expire October 8, 1999.

     BRIDGE FINANCING. In order to complete the acquisition of the TECO properties in March 1998, Den norske increased the Company's borrowing base to $50.0 million which provided an additional $22 million under the Credit Facility; and additional bridge financing of $16.5 million was also provided. The financing bears interest at either Prime rate or LIBO rate plus 2.5%, at the Company's option, and matures October 1, 1998. As partial consideration for the TECO properties, the Company also executed the TECO Note in the amount of $18,500,000 (see Item 1, "Description of Business -- The TECO Acquisition").

     The capital expenditures for the development and exploratory program, estimated to be $39 million in 1998, are substantially at the discretion of the Company. While the Company does not currently have sufficient cash to fully fund the proposed program, it does intend to obtain the necessary funds. There are no assurances that the funds can be obtained or that they can be obtained under terms acceptable to the Company. In the event the Company is unable to obtain sufficient funds under acceptable terms, it will be necessary for the Company to adjust the level of the development and exploratory program.

     A portion of the Den norske bridge loan matures in July 1998 with the balance maturing in October 1998; and in the event the Company fails to satisfy these commitments or refinance the debt, the Bank could declare the Company in default. However, the Company believes that cash flow from operations would be adequate to repay the bridge loan if the capital expenditure level for the development and exploratory program is adjusted.

     The TECO Note matures in October 1998; and in the event the Company fails to satisfy this commitment or refinance the debt, TECO could declare the Company in default. However, TECO is a party to an agreement between the Company and Den norske which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company (see Item 1, "Description of Business--The TECO Acquisition" in this Report on Form 10-KSB).

     YEAR 2000. The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and it does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers.

ITEM 7.   FINANCIAL STATEMENTS:

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     There have been no changes in or disagreements with accountants on accounting and financial disclosure during 1997 and 1996.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT:

DIRECTORS AND EXECUTIVE OFFICERS:

     Information concerning the names, ages, positions and business experience of the current directors and executive officers of the Company is set forth below.

     Name                     Age       Position

Rick G. Avare(1)(6)            36     Director, President and
                                       Chief Executive Officer

Douglas L. Hawthorne(2)(6)(7)  56     Chairman of the Board

Leonard K. Nave(3)(6)          62     Director

Donald A. Schellpfeffer(8)     55     Director

David Fox, Jr.(7)(8)           77     Director

Len Aldridge(8)                60     Director

Robert L. McIntyre(7)          52     Director

Ralph A. Currie(4)             43     Vice President of Finance,
                                       Chief Financial Officer
                                       and Treasurer
William D. Bishop(5)

(1) Also serves as a director, Executive Vice President and Chief Operating Officer of ARI's wholly owned subsidiary, Southern Gas Co. of Delaware, Inc. ("Southern Gas") as well as Chairman of the Board and Chief Executive Officer of ARI's wholly owned subsidiary, American Resources Offshore, Inc. ("ARO").
(2)  Also serves as a director of Southern Gas.
(3) Also serves as Chairman of the Board, President and Chief Executive Officer of Southern Gas.
(4) Also serves as Chief Financial Officer and Treasurer of both Southern Gas and ARO as well as a director of ARO.
(5) Mr. Bishop served as a director of the Company from July 8, 1997 until he resigned effective September 2, 1997.
(6)  Member of Executive Committee.
(7)  Member of Compensation Committee.
(8)  Member of Audit Committee.

     Directors of the Company are elected to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.
The Company anticipates holding its 1998 annual meeting in the second quarter of 1998.

     RICK G. AVARE, age 36, has served as President and Chief Executive Officer of ARI since May 15, 1996, and as a director of ARI since September 1994. In April 1997, Mr. Avare was appointed to the newly established Executive Committee of the Board of ARI.
He has also served as Chief Operating Officer of Southern Gas since January 1, 1996, as Executive Vice President of Southern
Gas since July 1997 and as a director of Southern Gas since
February 1994. Mr. Avare has also served as Chairman of the Board and Chief Executive Officer of ARO since its inception in December 1997. He served as Chief Operating Officer and
Executive Vice President of ARI from August 1995 until May 15,
1996, and he served as Chief Financial Officer of ARI from September 1994 through December 1995. He also served as Vice President of Finance and Treasurer for Southern Gas from February 1994 until July 1997 and was Chief Financial Officer of Southern
Gas from February 1994 through December 1995.  Since March 1995,
Mr. Avare has served as the Administrative Member for Prima
Capital, LLC ("Prima").  He has also served as Administrative
Member of MAP, LLC since September 1996 and acts as an outside consultant to the Boston Celtics limited partnership from time to time. From February 1995 to November 15, 1995, Mr. Avare served as a director for Bullet Sports International, Inc.
From March 29, 1993 to April 27, 1993, Mr. Avare served as a director of ARI. Mr. Avare was the Vice President of Finance and Treasurer of Southern Gas Company, Inc. ("SGC"), a Kentucky corporation, from 1987 until its dissolution in February 1995.
He served Southern Gas Holding Company, Inc. ("SGH"), the parent company of SGC, as Chairman of the Board and Chief Executive Officer from January 1995 until February 1998, and as a director and Vice President and Secretary from October 1988 until February 1998. See "Certain Relationships and Related Transactions." Prior to his involvement with SGC, Mr. Avare was employed by the national accounting firm of Grant Thornton (now part of KPMG Peat Marwick
LLP) in Lexington, Kentucky. Mr. Avare received his Bachelor of Arts degree from Transylvania University in Lexington, Kentucky, in 1983 and his Masters in Accounting from the University of Kentucky in 1985. Mr. Avare is a certified public accountant and is currently a member of the American Institute for Certified
Public Accountants and the Kentucky Society of Certified Public
Accountants.

     DOUGLAS L. HAWTHORNE, age 56, has been a director and Chairman of the Board of ARI since March 29, 1993, and has been a director of Southern Gas since February 1994. In April 1997, he was appointed to the newly established Executive Committee of the Board of ARI and has served on the Board's Compensation Committee since August 1996. Mr. Hawthorne also served on the Audit Committee of ARI's Board from August 1996 until July 1997. Since February 1995, Mr. Hawthorne has been a director of Bullet Sports International, Inc. Since 1992, Mr. Hawthorne has been a principal of Carillon Capital, Inc., a Dayton-based investment banking firm. From 1991 to 1994, Mr. Hawthorne was a principal in SPECTRA Group, Inc., a management consulting firm also based in Dayton, Ohio. From 1986 to 1991, Mr. Hawthorne served as the Chairman of the Board, President and Chief Executive Officer of Society Bank, N.A., Dayton, Ohio ("Society Bank"). From 1971 through 1992, he held a variety of positions within The Third National Bank and Trust Company ("Third National") and its successor, Society Bank, as it grew from $200 million to $3 billion in assets with 90 offices spanning Southern Ohio. Mr. Hawthorne initially served as Vice President of Corporate Development, Research and Planning of Third National, and subsequently assumed successively more responsible senior management positions, culminating as Chief Executive Officer in 1984. During his association with Society Bank, Mr. Hawthorne was a member of the Executive Management Committee and Society Bank's Retail Bank Operating Committee. From 1976 to 1996, he served as Board Trustee and, most recently, as Vice Chairman of MedAmerica Health Systems Corporation and Chairman of MedAmerica International Insurance, Ltd. From 1992 to March 1995, Mr. Hawthorne served as a Trustee of Wright State University and is currently a Trustee of The Dayton Foundation. He received his undergraduate degree from Wabash College and attended New York University's Graduate School of Business as well as many professional development programs.

     LEONARD K. NAVE, age 62, has served since February 1994 as Chairman of the Board, Chief Executive Officer, and President of Southern Gas. He has served as a director of ARI since September 1994 and also served in that position from March 29, 1993 to April 27, 1993. In April 1997, Mr. Nave was appointed to the newly established Executive Committee of the Board of ARI. Since February 1995, Mr. Nave has served as a director for Bullet Sports International, Inc. Mr. Nave served as the President, Chief Executive Officer and a director of SGC from its inception in March 1983 until its dissolution in February 1995. Since October 1988, Mr. Nave has served as the President and a director of SGH. See "Certain Relationships and Related Transactions."
In addition, Mr. Nave currently holds the following positions:
President and a director of Nawenco Equipment, Ltd. (since March
1992); and President and a director of Woodway Farms, Inc. (since August 1983). In February 1996, Mr. Nave filed for reorganization and protection under Chapter 11 of the United States Bankruptcy Code (the "Code"). This action was initiated primarily because of the attempted enforcement of certain guaranties which Mr. Nave had signed on behalf of an unrelated corporation. Mr. Nave's discharge from Chapter 11 was effective March 18, 1998. From November 1991 through 1995, Mr. Nave was Vice President and a director of Maxwell House, Inc.; and from May 1983 through September 1994, he served as Vice President and a director of Wright Resources, Inc. From 1980 to 1983, Mr. Nave was a senior partner in the law firm of Nave, Williams & Palmore (now Jackson & Kelly) in Lexington, Kentucky. Mr. Nave received his Bachelor of Arts degree from the University of Kentucky in 1956 and a Bachelor of Laws and Letters degree from the University of Kentucky College of Law in 1959. Mr. Nave, who has been engaged in energy and related activities for more than twenty years, pioneered and implemented the first and largest direct sale of natural gas on the Columbia Gas of Kentucky system. Mr. Nave is an active member of the Kentucky Bar Association.

     DONALD A. SCHELLPFEFFER, M.D., age 55, has served as a director of ARI since March 1993. He has served on the Audit Committee of the Board of ARI since August 1996 and also served on the Board's Compensation Committee from August 1996 until July 1997. Since 1985, Dr. Schellpfeffer has served as a full time practicing anesthesiologist and medical doctor at the Sioux Falls Surgical Center, Sioux Falls, South Dakota. Dr. Schellpfeffer was a major investor in one of the drilling programs sponsored by Standard Oil & Exploration of Delaware, Inc. ("Standard Oil") and was one of the co-plan proponents of Standard Oil's Plan of Reorganization (the "Plan"). Upon consummation of the Plan, Dr. Schellpfeffer exchanged his administrative claims against Standard Oil for equity securities of the Company. See "Certain Relationships and Related Transactions." In January 1974, he purchased a limited partner interest in Grenoble Partnership, a South Dakota Limited Partnership which owned and operated an apartment complex in Nebraska. In 1987, he was elected as general partner of that partnership. In August 1991, that partnership filed for bankruptcy protection under Chapter 11 of the Code. Through restructuring and extension of loans, all creditors have been satisfied; and that partnership's plan of reorganization was confirmed on November 15, 1992.

     DAVID FOX, JR., age 77, has served as a director of ARI since August 1996. He has served on the Compensation Committee of the Board of ARI since August 1996 and on the Board's Audit Committee since September 1997, having previously served on the Board's Audit Committee from August 1996 until July 1997. Mr. Fox has served as Vice Chairman and Secretary-Treasurer of McJunkin Appalachian Oil Field Supply Company since 1989. He also currently holds the position of President of Appalachian Production Co., an oil and gas producing company, as well as President and Chairman of the Board of FGO, Inc., a West Virginia corporation engaged in developing residential real estate properties in and around Huntington, West Virginia; and President and a Director of Charleston National Properties, LLC, a real estate development company in the Charleston, South Carolina, area. Mr. Fox also currently serves as a Director of KYOWVA Container Corporation; River Cities Association; Bank One, West Virginia, Charleston; Bank One, West Virginia; and the Marshall University Foundation. During the past five years, Mr. Fox served as President of the Marshall University Foundation. Mr. Fox is a graduate of Greenbrier Military School and attended Marshall University. He is a past President of Branchland Pipe and Supply Company and has more than fifty years of experience in energy and related activities.

     LEN ALDRIDGE, age 60, has served as a director of ARI since July 1997 and has also served on the Audit Committee of the Board of ARI since that time. Mr. Aldridge has served as Vice President of Limited Partners of Lexington, a Kentucky corporation engaged in the development and management of real estate, since March 1984. Mr. Aldridge also currently holds the following positions: Partner of Poole & Aldridge (since 1975), Vice President of Poole Enterprises, Inc. (since 1988), Director of Rafferty's Inc. (Since 1991), and Vice President/Treasurer of Mason Headley Development (since 1994). Mr. Aldridge graduated from the University of Kentucky in 1959 with a Bachelors of Science Degree in Commerce and has been a certified public accountant since 1962 as well as a certified financial planner since 1993. He is also currently a member of the American Institute of Certified Public Accountants and the Kentucky Society of Certified Public Accountants.

     ROBERT L. MCINTYRE, age 52, has served as a director of ARI since July 1997 and has also served on the Compensation Committee of the Board of ARI since that time. Mr. McIntyre has been Of Counsel to the law firm of Breeding, Cunningham, Dance and Cress, PLC, of Lexington, Kentucky, since October 1996. From April 1992 through September 1996, he was a partner with the law firm of Breeding, McIntyre & Cunningham, PSC, wherein he managed the firm's energy, corporate, transactional and international practice. From April 1985 to March 1992, he served in various positions with Transco Energy Company ("Transco") and its subsidiaries, the most recent of which was as Vice President and Associate General Counsel for Transco from September 1989 through March 1992. Mr. McIntyre has nearly twenty-five years of experience in energy and related activities, having been employed since 1973 as staff or general counsel for energy-related companies, including The Superior Oil Company, Occidental Petroleum Company and subsidiaries, Burmah Oil & Gas Company and Texas International Company. Mr. McIntyre graduated from the University of Oklahoma in 1968 with a Bachelors of Science Degree in Geology and obtained his law degree from the University of Houston, Bates college of Law, in 1972. He is currently an active member of the State Bars of Kentucky and Texas, the American Bar Association, the American Petroleum Institute and various legal committees thereof, the Eastern Mineral Law Foundation, the American Corporate Counsel Association and the Rocky Mountain Mineral Law Foundation. Mr. McIntyre is also currently the Secretary (and former Legal Committee Chairman) for Affiliated Gas Producer Group and a Director of the American Heart Association (Houston Chapter). Additionally, he has chaired many programs involving the transportation, deregulation, marketing, exploration and production of natural gas and has been featured speaker at numerous seminars for energy-related associations.

     RALPH A. CURRIE, age 43, has been Chief Financial Officer of ARI and Southern Gas since April 1, 1997. He has also served as Vice President of Finance and Treasurer of ARI as well as Treasurer of Southern Gas since July 1997. Mr. Currie has served as a director, Chief Financial Officer and Treasurer of ARO since its inception in December 1997. Since November 1994, Mr. Currie has served as Chief Financial Officer of American Rehabilitation Group, P.S.C., a Kentucky-wide physical therapy company. From April 1991 until November 1994, he was a partner with the regional business and financial planning firm of Cramer, Currie & Company, Lexington, Kentucky. From 1976 until April 1991, he held various positions with the national accounting firm of KPMG Peat Marwick LLP, the most recent of which was from 1987 until 1991 as Partner-in-Charge-Tax in the Lexington, Kentucky, office. Mr. Currie received his B.S. degree in Accounting from Kansas State in 1976. He is a certified public accountant and is currently a member of the following organizations: Lexington Habitat for Humanity (1991-1996, President in 1994; Treasurer 1991-1992), Lexington Arts and Cultural Council (1990-Present, Allocations Committee member), Kansas State University (Foundation Trustee 1986-Present, Presidents Club Member 1984-Present), the American Institute for Certified Public Accountants, and the Kentucky Society of Certified Public Accountants.

MEETINGS AND COMPENSATION:

     During the year ended December 31, 1997, the Board of Directors of the Company met on five occasions, either in person or telephonically. Each of the Company's directors attended at least 75% of the meetings of the Board of Directors except for Donald A. Schellpfeffer who attended 60% of the meetings. In April 1997, the Company's Board of Directors established an Executive Committee and appointed Messrs. Hawthorne, Nave and Avare to serve on the Committee. The Committee is charged with all of the powers and authority of the Board of Directors in the management of the business, including the declaration of dividends on preferred stock and the sale and issuance of shares of common and preferred stock, provided, however, that the Committee does not have the power or authority to approve, adopt or recommend to the stockholders any action or matter expressly required by the Delaware General Corporation Law to be submitted to stockholders for approval, or to adopt, amend or repeal any by-law of the Company.

     During 1997, the Company's non-employee directors, Dr. Schellpfeffer and Messrs. Aldridge, McIntyre and Bishop, received no compensation for their services to the Company; however, they were reimbursed for reasonable travel expenses incurred, if any, in connection with their attendance at meetings of the Board of Directors. In addition, non-employee directors are eligible for stock options granted under the Company's 1994 Compensatory Stock Option Plan.

FAMILY RELATIONSHIPS:

     There are no family relationships among directors, executive officers or persons nominated or chosen to become directors or executive officers of the Company.

LEGAL PROCEEDINGS:

     During the past five years, no directors or executive officers or persons nominated or chosen to become directors or executive officers of the Company, other than Donald A. Schellpfeffer, were general partners or executive officers of any business either at the time a bankruptcy petition was filed by or against such business or within two years prior to that time. Donald A. Schellpfeffer was the general partner of Grenoble Partnership, a South Dakota Limited Partnership, when that partnership filed a petition under Chapter 11 of the Code. That partnership's plan of reorganization was confirmed on November 15, 1992.

     During the past five years, no directors or executive officers or persons nominated or chosen to become directors or executive officers of the Company were (i) convicted in any criminal proceeding or the subject of any criminal proceeding (other than traffic violations and other minor offenses), (ii) subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or (iii) found by a court of competent jurisdiction in a civil proceeding, the Securities and Exchange Commission ("SEC") or the Commodities Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company or written representations that no other reports were required, the Company believes that during the 1997 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION:

     The table below sets forth information concerning the annual and long-term compensation for services to the Company and its subsidiaries, Southern Gas and ARO, for the fiscal years ended December 31, 1997, 1996 and 1995 of those persons who were, at December 31, 1997 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"):

                  SUMMARY COMPENSATION TABLE

                                               Annual                                    Long-Term
                                            Compensation                                Compensation
                                            ------------                               ------------

                                                                        Securities
                                                                        Underlying            All Other
Name and Principal                                      Other Annual       Stock       LTIP    Compen-
Position (1)                Year     Salary     Bonus   Compensation      Options     Payouts  sation
------------                ----     ------     -----   ------------      -------     -------  ------

Douglas L. Hawthorne        1997          --        --     $40,000        354,315       --         --
Chairman of the Board       1996          --        --      60,000        354,315       --         --
                            1995          --        --      54,000        354,315       --         --

Leonard K. Nave             1997    $175,000        --     $ 4,655        271,603       --     $8,000(2)
Chairman of the Board       1996     175,761        --       3,281        271,603       --      8,750(2)
President & Chief Executive 1995     175,500        --       4,692        246,603       --      8,750(2)
Officer, Southern Gas

Rick G. Avare               1997    $166,455  $140,000     $ 3,678        493.204       --     $8,000(2)
President & Chief Executive 1996     137,684    50,000      17,400(3)     493,204       --      6,846(2)
Officer                     1995      99,546    50,000      18,533(4)     268,204       --      4,952(2)

Ralph A. Currie             1997    $ 68,138   $32,000     $ 7,200(5)          --       --         --
Vice President &            1996          --        --          --             --       --         --
Chief Financial Officer     1995          --        --          --             --       --         --

Jeffrey J. Hausman          1997     $80,042        --          --         75,000       --     $4,002(2)
Former Vice President &     1996      71,546        --          --         25,000       --         --
Chief Financial Officer     1995          --        --          --             --       --         --

David J. Stetson            1997     $99,821   $39,500     $11,020(5)      33,333       --     $3,830(2)
General                     1996          --        --          --         16,667(6)    --         --
                            1995          --        --          --             --       --         --

(1) The disclosures in this table for Messrs. Hawthorne, Currie and Hausman have been provided for informational purposes only and in light of their status as significant employees of the Company. SEC rules require only the disclosure of the four most highly compensated executive officers whose total annual salary and bonus exceeds $100,000.

(2) Represents contribution made on behalf of the Named Officer to a 401(K) plan.

(3)  Includes car allowance of $11,907.

(4)  Includes car allowance of $12,038.

(5)  Includes car allowance of $7,200.

(6)  50,000 options granted on March 4, 1996, under the Company's
     CSO Plan, vesting 1/3 immediately, 1/3 on March 4, 1997 and
     1/3 on March 4, 1998.

     The table below contains information on grants of stock options during 1997 to the Named Officers. No stock appreciation rights were granted during 1997.

                OPTION GRANTS IN LAST FISCAL YEAR
                       (Individual Grants)

                                    Percent of
                       Securities   Total Options
                       Underlying   Granted to      Exercise
                       Options      Employees in      Price     Expiration
     Name              Granted (#)     1997         ($/share)      Date

Douglas L. Hawthorne    None

Leonard K. Nave         None

Rick G. Avare           None

Ralph A. Currie         None

Jeffrey J.  Hausman     None

David J. Stetson        None

     Shown below is information with respect to all unexercised options to purchase the Company's Common Stock granted to the Named Officers through the end of fiscal year 1997. No options were exercised by the Named Officers during 1997. No stock appreciation rights have been granted.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR-END OPTION VALUES


                                                Number of
                                                Securities     Value of
                                                Underlying    Unexercised
                                                Unexercised   in-the-Money
                                                  Options       Options
                        Shares                   at FY-End    at FY-End($)
                     Acquired on     Value      Exercisable/  Exercisable/
     Name            Exercise (#)  Realized($)  Unexercisable Unexercisable
     ----            ------------  -----------  ------------- -------------

Douglas L. Hawthorne      --          --            354,315/0      0/0

Leonard K. Nave           --          --            271,603/0      0/0

Rick G. Avare             --          --            493,204/0      0/0

Ralph A. Currie           --          --                  0/0      0/0

Jeffrey J.  Hausman       --          --             75,000/0      0/0

David J. Stetson          --          --        33,333/16,667      0/0


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

     The Employee Plan is an employee stock compensation plan covering 650,000 (post-reverse stock split) shares of the Company's Common Stock. The Employee Plan is not qualified under section 401(a) of the Internal Revenue Code of 1986. As of December 31, 1997, 321,000 shares have been issued under the Employee Plan.

     From March 19, 1994, and at various dates until February 2, 1995, the Company entered into separate Compensatory Stock Option Agreements with the following individuals: (i) Douglas L. Hawthorne, Chairman of the Board; (ii) Donald Schellpfeffer, Director; (iii) Leonard K. Nave, Director of the Company and President, Chief Executive Officer and a Director of Southern Gas; and (iv) Rick G. Avare, Director and President and Chief Executive Officer of the Company and Director, Vice President of Finance and Chief Operating Officer of Southern Gas and Chairman of the Board and Chief Executive Officer of ARO. Pursuant to the terms of these agreements, Messrs. Hawthorne, Schellpfeffer, Nave and Avare were granted options to purchase 307,712, 150,000, 200,000 and 175,000 shares of Common Stock, respectively, at exercise prices of between $6.00 and $8.00 per share and expiring between March 18, 2003, and February 1, 2005. Effective March 4, 1996, the Board of Directors of the Company approved a Resolution wherein all options previously granted under the CSO Plan may be amended, at the election of the optionee, to provide that the option price be reduced to $4.50 per share and the term be reduced to 5 years from March 4, 1996.

     On November 12, 1996, the Company's Board of Directors adopted an Incentive Bonus Plan (the "Bonus Plan"). The Bonus Plan provides that in each Contribution Period, as hereinafter defined, (the "Bonus Period") the Company will make a Bonus Contribution to the Bonus Plan. One-half of the Bonus Contribution will be an amount equal to two and one-half cents ($.025) per thousand cubic feet equivalent of the net increase in the Company's proved producing reserves during the Bonus Period; and the other one-half of the Bonus Contribution will be an amount equal to two percent (2%) of the Company's net income before taxes during the Bonus Period as determined in accordance with generally accepted accounting principles, excluding extraordinary items such as net gain or loss resulting from the sale, exchange or other disposition of capital assets (other than in the ordinary course of business), and, to the extent deducted in arriving at net income, interest, depreciation, depletion and amortization expenses. However, the Bonus Contribution made during any Bonus Period cannot exceed the sum of $500,000.

     The initial contribution period begins January 1, 1997, and calendar year 1997 and each successive calendar year thereafter constitutes a Contribution Period until such time as the Bonus
Plan is modified or terminated by the Board of Directors.

     Within 60 days after the end of each Bonus Period, the President of the Company is required to recommend the manner in which the Bonus Contribution is to be distributed among the Company's Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents, General Counsel, Corporate Secretary and other key personnel. All distributions are subject to approval by the Compensation Committee of the Board of Directors and by the Board of Directors. For 1997 and 1996, the total bonus pool was $225,000 and $125,000, respectively.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS:

     On March 19, 1993, the Company executed a five-year employment agreement with Mr. Hawthorne, its Chairman of the Board, providing for such compensation as the Board of Directors deems appropriate and the grant of an option to purchase 392,541 shares of the Company's common stock (which number was subsequently adjusted to 32,712 following the Company's reverse stock splits). Pursuant to the terms of a separate registration rights agreement, Mr. Hawthorne also was granted piggy-back registration rights with respect to the securities underlying the options granted under his employment agreement; however, on July 15, 1994, the Board of Directors cancelled the previously issued options and granted replacement options to Mr. Hawthorne on the same terms as the previous options but with a new exercise price. These replacement options were issued under the Company's 1994 CSO. Mr. Hawthorne's employment agreement does not require that he devote his full time to the Company.

     In April 1993, SGC executed a five-year employment agreement with Mr. Nave providing for such compensation as the Board of Directors deems appropriate and providing for severance pay to Mr. Nave under certain conditions. The Company assumed this agreement as a result of the purchase transaction with SGC in February 1994.

     On November 12, 1996, the Company entered into an Employment Agreement with Rick G. Avare, the Company's President and Chief Executive Officer, to serve in such capacity for a period of five years. If written notice of intent to terminate the agreement is not given by either party at least six months prior to the third anniversary of the agreement, after the fifth anniversary of the agreement it is automatically extended from year to year unless either party gives written notice of intent to terminate at least six months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Mr. Avare's agreement to serve as President and Chief Executive Officer, the Company agreed to pay him a salary of $160,000 per year plus benefits customarily paid to executives holding similar positions. Mr. Avare's salary is subject to annual review by the Board of Directors. It can be increased by the Board of Directors, but it cannot be decreased. Effective March 17, 1998, the Board of Directors approved an increase in Mr. Avare's base salary to $185,000 per year.

     On the same date, the Company entered into a Change of Control Agreement with Mr. Avare. The agreement is for a term of five years. If written notice of intent to terminate the agreement is not given by either party at least six months prior to the third anniversary of the agreement, it is automatically extended from year to year after the fifth anniversary of the agreement unless either party gives written notice of intent to terminate at least six months prior to the next anniversary date, at which time the agreement will terminate. However, the Company is prohibited from giving notice of intent to terminate if within one year prior to the termination date the Company has received notice of or has reason to believe that a change of control may occur.

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

     On April 1, 1997, the Company entered into an Employment Agreement with Ralph A. Currie, the Company's Chief Financial Officer, to serve in such capacity for a period of three years. If written notice of intent to terminate the agreement is not given by either party at least three months prior to the second anniversary of the agreement, it is automatically extended from year to year after the third anniversary of the agreement unless either party gives written notice of intent to terminate at least three months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Mr. Currie's agreement to serve as Chief Financial Officer, the Company agreed to pay him a salary of $85,000 for the first year, $95,000 for the second year, $105,000 for the third year and not less than $105,000 for each year thereafter, plus benefits customarily paid to executives holding similar positions.

     The Company also maintains Indemnity Agreements with Rick G. Avare, in his capacity as President and Chief Executive Officer; Ralph A. Currie, its Chief Financial Officer, Vice President of Finance and Treasurer; Karen M. Underwood, its Vice President of Corporate Compliance and Corporate Secretary; and Douglas L. Hawthorne, Donald A. Schellpfeffer, Leonard K. Nave, Rick G. Avare, David Fox, Jr., Len Aldridge and Robert L. McIntyre, its Board of Directors.

MANAGEMENT CHANGES:

     Jeffrey J. Hausman served as Chief Financial Officer of the Company from January 1, 1996 through March 31, 1997, and Treasurer from August 1996 through March 31, 1997. During this time, Mr. Hausman resided with his family in Nashville, Tennessee. Due to the excess time required of Mr. Hausman's position as a result of the Company's growth and his family's desire to remain in Nashville, Mr. Hausman tendered his resignation as an officer of the Company effective April 1, 1997. However, he agreed to continue with the Company in an advisory capacity. Mr. Hausman was succeeded by Ralph A. Currie. See Mr. Currie's biography contained in "Part III. Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(1) of the Exchange Act: Directors and Executive Officers" contained in this Report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The following table reflects certain information regarding the beneficial ownership of the outstanding equity securities of the Company as of March 16, 1998, to the extent known to the Company's Board of Directors. Such information is included for
(i) persons who own 5% or more of such equity securities, (ii) directors, (iii) the executive officers identified in the discussion under the heading "Executive Compensation" (the "Named Executives"), and (iv) officers and directors of the Company as a group. Unless otherwise indicated, the Company believes that each person named below has the sole power to vote and dispose of the equity securities beneficially owned by such person.

                                                    Shares
Beneficial Owner                       Title     Beneficially   Percent
Name/Address                          Of Class     Owned(1)    Of Class(2)
------------                          --------     --------    --------

Douglas L. Hawthorne(7)             8% Preferred      3,334      1.26%
4325 Delco Dell Road                Common Stock    487,163      4.70%
Kettering, OH 45429

Donald A. Schellpfeffer, M.D.(9)
910 East the Street                 Common Stock    327,247      3.22%
Sioux Falls, SD 57105

Southern Gas Holding Co., Inc.      Common Stock    643,623      6.43%
160 Morgan Street
Versailles, KY 40383

Leonard K. Nave(3)(6)
160 Morgan Street                   Common Stock    948,462      9.23%
Versailles, KY 40383

Leonard K. Nave, Trustee(3)(4)      Common Stock    643,623      6.43%
160 Morgan Street
Versailles, KY  40383

Rick G. Avare(5)                    8% Preferred    187,500     70.62%
160 Morgan Street                   Common Stock  1,866,250     17.46%
Versailles, KY 40383

Prima Capital, LLC                  Common Stock    602,088      6.02%
1532 Lake Wood Drive
Lexington, KY  40502

David J. Fox, Jr.                   Common Stock     43,834        *
Appalachian Production Company
605 9th Street, Ste. 519
Huntington, WV  25701

Len Aldridge                        Common Stock    101,000       1.01%
1999 Richmond Road
Suite 2-A
Lexington, KY 40502

Ralph A. Currie                     Common Stock     75,000        *
160 Morgan St.
Versailles, KY 40383

David J. Stetson                    Common Stock     26,000        *
160 Morgan Street
Versailles, KY  40383

Whispering Pines of
 Thomasville, Inc.                  8% Preferred     28,334      10.67%
P. O. Box 638
Thomasville, GA

Andrew J. Kacic(8)                  Common Stock    711,540       6.65%
6119 N. Black Bear Loop
Tucson, AZ  85715 20

Directors and Executive Officers
as a group (8 persons)              All classes   3,874,956      33.74%

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

(3) Includes 643,623 shares of common stock owned by Southern Gas Holding Company, Inc. ("SGH"). SGH is owned 7.5% by Leonard K. Nave, individually, and 32.5% by Leonard K. Nave, as Trustee (See Note 4). Mr. Nave, individually and as trustee, disclaims the beneficial ownership of such shares of the Company's common stock to the extent they exceed his percentage ownership of SGH.

(4) Leonard K. Nave is both the grantor and trustee of a trust which owns 325 shares (32.5%) of SGH. The Trust Agreement provides that 75 shares (7.5%) shall be distributed to each of his three children and 100 shares (10%) shall be distributed to his wife not later than April 30, 2000. Neither Mr. Nave's wife nor children have a right to vote the shares or to cause the trust to sell or otherwise dispose of them.

(5) Includes 680,704 shares subject to options and conversion rights exercisable within 60 days, 602,088 shares owned by Prima Capital, LLC ("Prima") in which Mr. Avare owns a 20% interest, and 1,134 shares owned by JJR Investments, a Kentucky general partnership. Mr. Avare disclaims beneficial ownership of 80% of the shares of the Company's common stock owned by Prima.

(6) Includes 271,603 shares subject to options exercisable within 60 days.

(7) Includes 357,649 shares subject to options and conversion rights exercisable within 60 days, 121,400 shares held in Mr. Hawthorne's retirement plan and 1,792 shares to which Mr. Hawthorne is entitled as a 1/3 beneficiary of the Frances R. Hawthorne Trust.

(8) Includes 690,590 shares subject to options exercisable within 60 days, 6,750 shares owned by the Andrew J. Kacic Profit Sharing Plan, 6,390 shares held by Advisory Services and 7,810 shares held by Andrew J. Kacic & Associates.

(9) Includes 169,973 shares subject to options exercisable within 60 days, 10,655 shares held by AAI, 470 shares held by Midwest Anesthesiology Service II Profit Sharing Plan, 2,068 shares held in trusts for the benefit of Dr. Schellpfeffer's children, with respect to which Dr. Schellpfeffer acts as custodian, 12,185 shares held in Individual Retirement Plans for Dr. Schellpfeffer and members of his family, and 70,872 shares held by DARS Limited, of which Dr. Schellpfeffer is a principal.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BANKRUPTCY PROCEEDINGS:

     In 1996, Leonard K. Nave, a director of ARI, a director and executive officer of Southern Gas and a beneficial owner of more than 5% of the Company's Common Stock, filed for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. This action was initiated primarily because of the attempted enforcement of certain guaranties which Mr. Nave signed on behalf of an unaffiliated corporation. Mr. Nave's plan of reorganization was confirmed by the Court on February 20, 1998, and his discharge from Chapter 11 was effective March 18, 1998.

SOUTHERN GAS, SGC AND SGH:

     Mr. Nave, in his capacity as Trustee of a Trust for the benefit of his family, an executive officer of Southern Gas and director of ARI, is the principal stockholder, director and executive officer of SGH. Mr. Avare, in his capacity as an executive officer of Southern Gas and an executive officer and director of ARI, was a stockholder, director and officer of SGH from October 1988 until February 1998. SGH was the parent company of SGC, a Kentucky corporation; and as part of the dissolution of SGC, SGH received 993,623 shares of common stock of the Company. From March 29, 1993, to April 27, 1993, Messrs. Nave and Avare served as directors of the Company and have served as directors continuously since September 1994. Mr. Avare resigned as president and director of SGH in February 1998 and divested himself of his ownership of stock in SGH in exchange for 350,000 shares of the common stock of the Company. During 1994 and 1995, the Company engaged in various transactions involving SGH and SGC and certain third parties regarding the acquisition of oil and gas properties and interests therein, including the acquisition of substantially all of the assets and certain liabilities of SGC in February 1994. At the time such transactions were negotiated and consummated, Messrs. Nave and Avare were neither directors nor officers or stockholders of the Company.

     At December 31, 1997, the Company has made advances to SGH totaling $230,784 which the principal of SGH intends to secure with 143,000 shares of the Company's Common Stock held by SGH.

OFFICE LEASE:

     In connection with the acquisition of the assets of SGC, the Company has assumed the obligations of a certain lease dated June 1, 1986, between Nave Properties, a sole proprietorship, and SGC relating to certain office space located in Versailles, Kentucky. This office serves as the principal headquarters of Southern Gas (formerly the principal headquarters of SGC); and effective January 31, 1996, the Company's Scottsdale, Arizona, office was closed and operations were consolidated in the Kentucky office. Nave Properties, which is owned by Leonard K. Nave, is an affiliate of the Company. The lease provides for monthly lease payments of $3,100 ($37,200 annually). The lease is currently being renegotiated for renewal.

LOAN TRANSACTIONS:

     In March 1995, in order to meet a corporate commitment, the Company borrowed monies totalling $500,000 from Douglas L. Hawthorne and Rick G. Avare, who are officers/directors of the Company. The funds bore interest at the rate of 10% per annum and were due in full in July 1996. The note was secured by gas properties, and the individuals had the option to convert their note to a working interest position in wells to be drilled offshore Louisiana. In July 1995, the related parties converted their note to a 13.75% working interest in two wells. Pursuant to an agreement between the parties, the Company had the right to repurchase the working interest position on or before September 30, 1995. The Company exercised the right, as amended, to repurchase the working interest position for $750,000 plus a 3.875% overriding royalty interest prior to September 30, 1995. In 1996, the Company purchased Mr. Avare's overriding royalty interest in the Ship Shoal 150 B-3 well for $125,000. During 1997, the Company purchased the remaining overriding royalties of Messrs. Hawthorne and Avare in the Ship Shoal 150 wells, for $150,000 and $180,000, respectively, based upon the fair market value of the wells utilizing the 1996 year-end reserve report.

     In July 1995, in order to fulfill a loan commitment to Century Offshore Management Corporation ("Century"), an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in an existing note from Century to the Company in the amount of $6,500,000 (the Century Note) and upon which interest was being paid at the rate of 22% per annum. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties, the Company and the directors simultaneously agreed to terminate the directors' participation in the Century Note. The Company entered into Termination of Participation Agreements with the directors wherein payment of the balance was due in monthly installments of $12,352, beginning April 1, 1997, with the final payment due March 1, 1999; however, the Company paid the balance due in full during 1997 due to the high interest rate associated with the loan.

     In April 1996, the Company entered into agreements with two individuals, one of whom is Douglas L. Hawthorne, a director of the Company. Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast Region. In July 1996, the Century Note was canceled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties. The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century
Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. The Company paid the non-affiliated individual in full prior to December 31, 1996. The Company entered into a Termination of Participation Agreement with Mr. Hawthorne wherein payment terms of the balance included $50,000 which was due and payable by March 10, 1997, with the remaining balance due in monthly installments of $10,293 beginning April 1, 1997, with the final payment due March 1, 1999; however, the Company paid the balance due in full during 1997 due to the high interest rate associated with the loan.

PRIMA TRANSACTIONS:

     On September 15, 1997, the Company entered into a Letter of Intent with Prima, a limited liability company in which Rick G. Avare owns a 20% interest, providing for the acquisition of an interest in certain producing and non-producing oil and gas properties (the "Properties") located in Mississippi. The purchase price for the Properties was $2,800,000 payable $1,300,000 on or before closing which occurred October 10, 1997, and the balance of $1,500,000 in an interest bearing note with recourse only to the Properties. The Company already owned up to 3.5% interest in the Properties; and after reviewing an independent geologist's report on the Properties, the Letter of Intent was approved by a majority of the disinterested directors of the Company at a special meeting of the Board of Directors held on September 15, 1997.

     Under a letter agreement dated October 17, 1994, the Company had the right to acquire 2,471.3 shares of the common stock in Century for $4,000,000 (the "Century Securities" which were referred to as the "Settle Securities" prior to the merger of Settle into Century). Due to the fact that the Company was not in a position to acquire this equity interest, the agreement was subsequently amended to permit a third party to acquire the Century
Securities for $2,500,000. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima, a limited liability company in which Rick G. Avare owns a 20% interest.
The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. In connection with this transaction, the Company entered into a Put Agreement (the "Put Agreement") dated March 15, 1995, with Prima which provided that in the event Prima obtained title to the Century Securities, Prima had the right to require the Company to purchase them for $4,000,000, payable in cash and common stock.

     The Put Agreement with Prima was terminated in July 1995, and a new agreement, as amended, providing for the Company's ability to call the Century Securities from the third party member of Prima for $4,000,000 was substituted therefor (the "Call Agreement"). The Call Agreement also provided for non-refundable monthly installments of $31,250 (as originally required under the Put Agreement) until such time as a total of $1,000,000 was advanced under the Call Agreement (including payments previously made under the Put Agreement). In the event the Company elected to call the Century Securities, the advance payments would be credited toward the purchase price. Additionally, a $500,000 certificate of deposit held as collateral for Prima's loan was liquidated by the Company and the funds were advanced to Prima under the potential Call Agreement. Prima used the $500,000 to purchase shares of Series B Preferred Stock from a third party, which Preferred Stock it subsequently converted to common stock. In the event the Company exercised the Call option, the $500,000 would be credited towards the purchase. The Company's right to call the Settle Securities began January 15, 1997 and ended December 31, 1997.

     On November 4, 1997, the Board of Directors approved the exercise of the Company's rights under the Call Agreement; and all funds due pursuant thereto had been paid on or before December 31, 1997. Due to the subsequent decline in oil and gas prices, the Company determined there was an other than temporary decline in the carrying value of the Century common stock. As of December 31, 1997, the Company recorded a $1.5 million impairment to its investment in Century, resulting in a net book value of $2.5 million. The impairment of the Century stock was determined by comparing the carrying value of the stock on the Company's books, after the exercise of the Century "Call Agreement," to the estimated fair value of the stock based on the most recent sale activity.

EXECUTIVE OFFICERS:

     In September 1995, the Company bought out a production platform use agreement from Century Oil, which is owned by Jonathan Rudney. Mr. Rudney was President of the Company from January 1, 1996, until May 15, 1996. Mr. Rudney is also a 25% owner of Century, with whom the Company is jointly developing certain offshore and onshore properties in the Gulf Coast Region.

     The Company has paid or accrued fees of approximately $2,057 and $10,659 during 1997 and 1996, respectively, to Advisory Services, Inc., for consulting and administrative services. Advisory Services is owned by Andrew J. Kacic who is a former officer and director of the Company.

     Effective December 31, 1995, the Company entered into a severance agreement with Andrew J. Kacic, its former President, Chief Executive Officer and founder, who resigned effective December 31, 1995. Under the agreement, Mr. Kacic was paid $85,000 and will receive the sum of $10,000 per month through March 31, 1998. In addition, the executive surrendered 515,590 CSO common stock options which had exercise prices of between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, Mr. Kacic received 643,987 common stock options under a Severance Plan, at an exercise price of $4.00 per share and which expire on November 29, 2000. He also retained 46,203 CSO common stock options immediately exercisable, previously issued to him at $3.50 per share and which expire on October 11, 2002. The Company also agreed to provide for payment of an office lease through October 1996, and assigned a one percent (1%) gross overriding royalty interest in certain oil and gas properties. As a result of the agreement, the Company recognized a charge against income of $371,346 and accrued a severance liability at December 31, 1995, of $286,346 based on an eight percent (8%) discount factor. As of December 31, 1997, this amount had been reduced to $29,604.

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

3.11      Copy of the Certificate eliminating the Series B
          Preferred Stock (incorporated by reference to Exhibit
          3.11 to the Company's Form 8-K filed on April 24,
          1997).

3.12 Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 1997 (incorporated by reference to
          Exhibit 3.12 to the Company's Form 8-K filed on July
          25, 1997).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form
          10-SB).

4.2 Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Form
          10-SB).

4.3       Specimen Warrant Certificate and Agreement
          (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-SB).

4.5       Warrant Agreement dated as of October 6, 1994 between
          American Resources of Delaware, Inc. and GFL Ultra
          Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's September 1994, Form 10-QSB).

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

10.16 Employment and Stock Option Agreement dated March 19, 1993 between the Registrant and Charles A. Smith, III dated March 19, 1993 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-SB).20

10.17     Registration Rights Agreement between the Company and
          Charles A. Smith, III dated March 19, 1993
          (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-SB).

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

10.21 Office Lease dated June 1, 1986 between Nave Properties and Southern Gas (assigned to SGCD) (incorporated by reference to Exhibit 10.36 to the Registrant's 1993
          Form 10-KSB).

10.22 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.0 to the Registrant's September 1994,
          Form 10-QSB).

10.23     Letter Agreement dated October 17, 1994 between the
          Registrant and Settle Oil and Gas Company (incorporated by reference to Exhibit 10.1 to the Registrant's
          September 1994, Form 10-QSB).

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

10.39 Put Agreement dated as of March 15, 1995, between the American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc. and Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1995 [the "March 1995, Form 10-QSB"]).

10.40 $500,000 Promissory Note from Southern Gas Company of Delaware, Inc. In favor of Rick G. Avare, Douglas L. Hawthorne Retirement Plan-001, Dtd. February 22, 1995, and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.1 to the Registrant's March 1995, Form 10-QSB).

10.41 Agreement dated January 31, 1995, between Southern Gas Company of Delaware, Inc., Rick G. Avare, Douglas L. Hawthorne Retirement Plan-001, Dtd. February 22, 1995, and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.2 to the Registrant's March 1995, Form 10-QSB).

10.42 Amendment to Put Agreement dated as of July 1, 1995, between American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc. and Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1995 [the "June 1995, Form 10-QSB"]).

10.43 $900,000 Promissory Note from Settle (incorporated by reference to Exhibit 10.1 to the Registrant's June
          1995, Form 10-QSB).

10.44 Participation agreement dated as of July 25, 1995, between American Resources of Delaware, Inc. and its Board of Directors (incorporated by reference to Exhibit 10.2 to the Registrant's June 1995, Form 10-QSB).

10.45     Stock Option Agreement dated May 5, 1995, between
          American Resources of Delaware, Inc. and GFL Ultra Fund
          Limited (incorporated by reference to Exhibit 10.3 to the Registrant's June 1995, Form 10-QSB).

10.46 First Amendment to Stock Option Agreement dated June 19, 1995, between American Resources of Delaware, Inc. And GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.4 to the Registrant's June 1995, Form 10-QSB).

10.47 Second Amendment to Stock Option Agreement dated July 13, 1995, between American Resources of Delaware, Inc. and GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.5 to the Registrant's June 1995, Form 10-QSB).

10.48 Promissory Note of September 28, 1995, to Den norske Bank, A.S. (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1995 [the "September 1995, Form 10-QSB]).

10.49     Amendment to Settle Note (incorporated by reference to
          Exhibit 10.1 to the Registrant's September 1995, Form
          10-QSB).

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

10.69 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne, dated September 30, 1996 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-QSB for the quarterly period ending September 30, 1996 [the "September 1996, Form 10-QSB"]).

10.70 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and The Kandy
          Limited Partnership, dated September 30, 1996
          (incorporated by reference to Exhibit 10.10 to the Registrant's September 1996, Form 10-QSB).

10.71 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Donald A. Schellpfeffer, dated September 30, 1996 (incorporated by reference to Exhibit 10.11 to the Registrant's September 1996, Form 10-QSB).

10.72 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Southern Gas Holding Company, Inc., dated September 30, 1996 (incorporated by reference to Exhibit 10.12 to the Registrant's September 1996, Form 10-QSB).

10.73 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated September 30, 1996 (incorporated by reference to
          Exhibit 10.13 to the Registrant's September 1996, Form
          10-QSB).

10.74 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne, dated December 29, 1996 (incorporated by reference to Exhibit 10.74 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 [the "1996 Form 10-KSB"]).

10.75 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and The Kandy
          Limited Partnership, dated December 29, 1996 (incorporated by reference to Exhibit 10.75 to the Registrant's
          1996 Form 10-KSB).

10.76 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Donald A. Schellpfeffer, dated December 29, 1996 (incorporated by reference to Exhibit 10.76 to the Registrant's 1996 Form 10-KSB).

10.79 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated December 29, 1996 (incorporated by reference to
          Exhibit 10.79 to the Registrant's 1996 Form 10-KSB).

10.80 Securities Purchase Agreement dated July 16, 1997 between the Company and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.80 to Company's Form 8-K filed on July 25, 1997).

10.81 Registration Rights Agreement dated July 16, 1997 between the Company and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.81 to the Company's Form 8-K filed on July 25, 1997).

10.82     Co-Sale Agreement dated July 16, 1997 among the
          Company, Rick G. Avare, Southern Gas Holding Company,
          Inc. and Den norske Bank ASA (incorporated by reference to Exhibit 10.82 to the Company's Form 8-K filed on July 25, 1997).

10.83     Letter of Intent between the Company and Prima Capital,
          LLC (incorporated by reference to Exhibit 10.83 to the Company's Form 8-K filed on September 24, 1997).

10.84     Copy of the letter of resignation from William Bishop
          (incorporated by reference to Exhibit 10.84 to the Company's Form 8-K filed on October 1, 1997).

10.85     Copy of the Stock Purchase Agreement between Prima
          Capital, LLC and the Company (incorporated by reference to Exhibit 10.85 to the Company's Form 8-K filed on November 19, 1997).

10.86 Copy of the First Amended and Restated Credit Agreement between the Company and Den norske Bank, AS
          (incorporated by reference to Exhibit 10.86 to the Company's Form 8-K filed on November 19, 1997).

10.87 Purchase and Sale Agreement by and between the Company and K.E. Resources, Ltd., entered into on December 16,
          1997 (incorporated by reference to Exhibit 10.87 to the Company's Form 8-K filed on December 30, 1997).

10.88     Press release announcing agreement to acquire offshore
          Gulf of Mexico assets from TECO Oil & Gas, Inc.
          (incorporated by reference to Exhibit 10.88 to the Company's Form 8-K filed on January 16, 1998).

10.89 Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc.,
          TECO Oil & Gas, Inc. and TECO Energy, Inc.
          (incorporated by reference to Exhibit 10.89 to the Company's Form 8-K filed on March 16, 1998).

10.90     Promissory Note from American Resources Offshore, Inc.
          in favor of TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.90 to the Company's Form 8-K filed on March 16, 1998).

10.91     Warrant Agreement between American Resources of
          Delaware, Inc. and TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.91 to the Company's Form 8-K filed on March 16, 1998).

21.0      Subsidiaries of American Resources of Delaware, Inc.*

23.1      Consent of KPMG Peat Marwick, LLP.*

23.2      Consent of Netherland, Sewell & Associates, Inc.*

23.3      Consent of Richard M. Russell & Associates, Inc.*

23.4      Consent of Ryder Scott Company, Petroleum Engineers*

* Filed herewith


(b)  Reports on Form 8-K:

     On November 19, 1997, the Company filed a Form 8-K reporting the acquisition of 2,471.3 shares of common stock in Century Offshore Management Corporation and voluntarily filing its First Amended and Restated Credit Agreement with
     Den norske Bank, AS.

     On December 30, 1997, the Company filed a Form 8-K reporting the acquisition of properties located offshore Louisiana on Ship Shoal Block 222, Ship Shoal Block 225 and West Cameron
     Block 368 from K.E. Resources, Ltd.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

                CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------

                       FOR THE YEARS ENDED
                       -------------------
                   DECEMBER 31, 1997 AND 1996
                   --------------------------

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

                CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------

                       FOR THE YEARS ENDED
                       -------------------
                   DECEMBER 31, 1997 AND 1996
                   --------------------------



                        TABLE OF CONTENTS
                        -----------------

                                                         Page No.

Independent Auditors' Report                                F-1

Consolidated Balance Sheet                                  F-2

Consolidated Statements of Operations                       F-4

Consolidated Statements of Stockholders' Equity             F-5

Consolidated Statements of Cash Flows                       F-7

Notes to Consolidated Financial Statements                  F-10

Oil and Gas Producing Activities (Unaudited)                F-32

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------



The Board of Directors
American Resources of Delaware, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of American Resources of Delaware, Inc. and Subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources of Delaware, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP


Houston, TX
March 30, 1998

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                        DECEMBER 31, 1997
                        -----------------



                             ASSETS
                             ------

Current assets:
  Cash and cash equivalents                          $ 1,180,638
  Accounts and notes receivable:
    Trade                                              4,594,787
    Notes                                                 70,000
    Related party                                        304,415
    Allowance for doubtful accounts                       (4,949)
                                                      ----------

                                                       4,964,253

  Deferred tax asset                                     111,583
  Prepaid expenses and other                             312,900
                                                      ----------

    Total current assets                               6,569,374
                                                      ----------

Oil and gas properties, at cost
 (successful efforts method)                          57,172,781
Property and equipment, at cost                       12,352,988
                                                      ----------
                                                      69,525,769
Less accumulated depreciation,
 depletion and amortization                          (18,276,276)
                                                      ----------
     Net property and equipment                       51,249,493
                                                      ----------

Other assets:
  Investment in unconsolidated subsidiaries            2,547,451
  Notes receivable                                       406,806
  Deferred financing costs, net                          470,168
  Other assets                                           322,642
                                                      ----------
     Total other assets                                3,747,067
                                                      ----------

     Total assets                                    $61,565,934
                                                      ==========

                                                     (Continued)


See accompanying notes to consolidated financial statements.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

             CONSOLIDATED BALANCE SHEET (CONTINUED)
             --------------------------------------

                        DECEMBER 31, 1997
                        -----------------



              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Current maturities of long-term debt                 4,682,006
  Note payable to related party                          225,000
  Accounts payable - Trade                               963,169
  Accrued taxes payable                                  175,095
  Unearned revenue                                       820,051
  Accrued expenses and other                             524,668
                                                      ----------

     Total current liabilities                         7,389,989

Long-term debt, excluding current maturities          25,392,892
Unearned revenue                                       2,095,643
Deferred tax liability                                 2,165,882

Stockholders' equity:
  Series 1993 8% convertible preferred stock,
   par value and liquidation preference $12.00
   per share; 1,000,000 shares authorized;
   268,851 shares issued and outstanding               2,181,819
  Common stock, par value $.00001 per share;
   50,000,000 shares authorized; 10,193,676
   shares issued and outstanding                             102
  Additional paid-in-capital                          22,500,134
  Retained earnings                                      552,883
  Treasury stock at cost, representing 201,890
   shares of common stock                               (713,410)
                                                      ----------


     Total stockholders' equity                       24,521,528
                                                      ----------

Commitments and contingencies

     Total liabilities and stockholders' equity      $61,565,934
                                                      ==========


See accompanying notes to consolidated financial statements.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
         ----------------------------------------------


                                              1997            1996
                                              ----            ----

Revenues:
  Production                               $19,456,938     $ 8,540,569
  Transportation                               869,863       1,070,647
  Marketing                                 17,499,156      22,712,996
  Other                                        206,189         714,961
                                            ----------      ----------
                                            38,032,146      33,039,173
                                            ----------      ----------

Expenses:
  Production                                 2,583,426       1,402,389
  Transportation                               404,330         315,458
  Marketing                                 17,418,349      22,269,876
  Unsuccessful well costs                      784,931               -
  Depreciation, depletion and amortization   8,606,372       3,309,159
  Impairment of assets                       5,095,620               -
  Other                                        137,952         206,457
                                            ----------      ----------
                                            35,030,980      27,503,339
                                            ----------      ----------

Sub-total                                    3,001,166       5,535,834

Administrative expenses                      3,322,887       2,324,008
                                            ----------      ----------

     Operating income (loss)                  (321,721)      3,211,826
                                            ----------      ----------

Other income (expense):
  Interest income                               45,491         801,633
  Interest expense                          (2,746,557)     (2,440,453)
  Loss on sale of assets                       (21,845)       (174,645)
  Other                                          5,567         152,334
                                            ----------      ----------
                                            (2,717,344)     (1,661,131)
                                            ----------      ----------

     Income (loss) before income taxes      (3,039,065)      1,550,695

Income tax benefit (expense)                 1,192,474        (638,940)
                                            ----------      ----------

     Net income (loss)                     ($1,846,591)    $   911,755
                                            ==========      ==========

Per common share:
  Basic                                         ($0.21)          $0.14
                                                  ====            ====

Weighted average number of common
  shares outstanding                         9,021,810       6,123,635
                                            ==========      ==========

   Diluted                                      ($0.21)          $0.13
                                                  ====            ====

Weighted average number of common
  shares and dilutive potential
  common shares                              9,021,810       6,895,446
                                            ==========      ==========

See accompanying notes to consolidated financial statements.

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                               AND SUBSIDIARIES
                               ----------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------

           Common Stock                      8% Preferred Stock
          ---------------             -------------------------------------
          Number                      Number              Discount                Additional
            of       Par  Convertible   of        Par        On          Net       Paid-in     Treasury  Retained
          Shares    Value Securities  Shares     Value    Preferred     Value      Capital       Stock   Earnings     Total
          ------    ----- ----------- ------     -----    ---------     -----     ----------   --------  --------     -----

Balance,
December
31, 1996 6,520,296   $65   4,997,554  268,851  $3,226,213 ($1,044,394) $2,181,819 $16,453,899  ($52,400) $2,537,070 $26,118,007

Issuance
of common
stock
dividend
on 8%
preferred
stock       21,508     0           -        -           -           -           -      47,647          -    (47,647)          -

Conversion
of warrants
to common
stock            8     0           -        -           -           -           -          52          -          -          52

Conversion
of convertible
securities
and dividend
to common
stock    3,101,864    31  (4,519,914)       -           -           -           -   4,598,705          -    (78,823)          -

Redemption
of convertible
securities       -     -    (477,640)       -           -           -           -    (100,257)         -    (11,126)   (589,023)

Common stock
issued, net
of placement
costs      500,000     5           -        -           -           -           -   1,132,906          -          -    1,132,911

Common stock
and options
issued for
professional
services    50,000     1           -        -           -           -           -     117,182          -          -      117,182

Exercise
of Put
Warrants         -     -           -        -           -           -           -     250,000          -          -      250,000

Treasury
stock
purchased        -     -           -        -           -           -           -           -   (661,010)         -     (661,010)

Net income       -     -           -        -           -           -           -           -          - (1,846,591)  (1,846,591)
         ---------   ---   --------- --------  ---------- -----------  ---------- -----------  ---------  ---------  -----------
Balance,
December
31,
1997    10,193,676  $102           -  268,851  $3,226,213 ($1,044,394) $2,181,819 $22,500,134 ($713,410)   $552,883  $24,521,528
        ==========  ====   ========= ========  ========== ============ ========== =========== ========== ==========  ===========

See accompanying notes to consolidated financial statements.

                     AMERICAN RESOURCES OF DELAWARE, INC.
                     ------------------------------------
                               AND SUBSIDIARIES
                               ----------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------

                                                                           6% Junior
           Common Stock                      8% Preferred Stock         Preferred Stock
          ---------------             --------------------------------  ---------------
          Number                      Number                Net of      Number           Additional
            of      Par  Convertible   of        Par      Discount       of      Par     Paid-in    Treasury  Retained
          Shares   Value Securities  Shares     Value      Value       Shares   Value    Capital      Stock   Earnings     Total
          ------   ----- ----------- ------     -----     --------     ------   -----   ----------  --------  --------     -----

Balance,
December
31, 1995 5,539,215  $55          -  268,851  $3,226,213  $2,181,819   117,000    $1    $14,608,389      -    $1,961,658  18,751,922

Conversion
of preferred
stock to
common
stock      224,822    2          -        -           -           -   (58,941)    -        (10,002)     -             -     (10,000)

Issuance
of common
stock
dividend    27,535    -          -        -           -           -         -     -         70,174      -       (70,174)          -

Issuance
of common
stock and put
warrants in
connection
with property
acquisi-
tion       225,000    2          -        -           -           -         -     -        907,173      -             -     907,175

Issuance
of common
stock, net
of placement
costs     330,000     4          -        -           -           -         -     -        899,996      -             -     900,000

Purchase
and retirement
of Series B
Preferred
Stock           -     -          -        -           -           -   (58,059)   (1)      (536,730)     -      (266,169)   (802,900)

Purchase of
10,480 shares
of common
stock for
treasury        -     -          -        -           -           -         -     -              -  (52,400)          -     (52,400)

Issuance of
convertible
securities,
net of
issuance
costs           -     -  4,997,554        -           -           -         -     -              -      -             -   4,997,554

Issuance of
common stock
in connection
with
convertible
securities 173,724    2          -        -           -           -         -     -        539,998      -             -     540,000

Stock
registration
costs            -    -          -        -           -           -         -     -        (25,099)     -             -     (25,099)

Net income       -    -          -        -           -           -         -     -              -      -       911,755     911,755
         ---------  --- ----------  -------  ----------  ----------  --------   ---    -----------   ------  ----------  ----------

Balance,
December
31,
1996     6,520,296  $65  4,997,554  268,851  $3,226,213  $2,181,819         -     -    $16,453,899 ($52,400) $2,537,070  26,118,007
         =========  ===  =========  =======  ==========  ==========  ========   ===    =========== ========  ==========  ==========

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
              ----------------------------------------------



                                                    1997          1996
                                                    ----          ----

Operating activities:
  Net income (loss)                             ($1,846,591)   $  911,755
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization      8,889,442     3,419,945
    Amortization of deferred professional fees       97,000             -
    Decrease in allowance for doubtful accounts      (5,263)            -
    Impairment of assets                          5,095,620             -
    Unsuccessful well costs                         784,931             -
    Deferred income taxes                        (1,241,532)      613,281
    (Gain) loss on sale of assets                    21,845       174,645
    Deferred revenue                               (713,549)     (557,391)
    Proceeds from production payment                      -     4,147,300
    Equity in earnings of unconsolidated
     subsidiary                                     238,160      (172,618)
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable   1,822,110    (4,033,122)
     Decrease (increase) in prepaid expenses
      and other                                     197,939      (148,244)
     Increase (decrease) in accounts payable     (3,898,171)    2,128,369
     Increase (decrease) in accrued taxes
      payable                                       (20,372)       92,349
     Increase in prepaid public relations
      contract                                            -      (550,000)
     Increase in accrued expenses and other           8,752        61,159
                                                -----------   -----------

    Net cash provided by operating activities     9,430,321     6,087,428
                                                -----------   -----------


Investing activities:
  Purchases of oil and gas properties            (9,699,272)  (17,022,845)
  Purchases of property and equipment              (669,173)   (3,108,478)
  Proceeds from sales of property and equipment       4,200       549,860
  Issuance of notes receivable                      (35,000)            -
  Payments on notes receivable                      243,823       731,781
  Investment in Common Stock of Century Offshore (2,500,000)            -
  Other                                                            (1,732)
                                                -----------   -----------

    Net cash used in investing activities       (12,655,422)  (18,851,414)
                                                -----------    ----------

                                                              (continued)

See accompanying notes to consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
              ----------------------------------------------

                                                    1997          1996
                                                    ----          ----

Financing activities:
  Proceeds from borrowings from related parties  $         -   $   250,000
  Proceeds from other borrowings                  11,901,731    17,613,068
  Proceeds from sale of stock to Den norske        1,330,000             -
  Proceeds from exercise of warrants                      52             -
  Payments on borrowings from related parties       (490,000)     (250,000)
  Payments on other borrowings                    (7,047,537)  (10,869,210)
  Increase in deferred financing and convertible
   issuance costs                                   (194,804)     (462,446)
  Stock issuance and registration costs             (197,089)            -
  Issuance of common shares, net                           -       900,000
  Issuance of convertible securities                       -     6,000,000
  Redemption of convertible securities              (589,023)            -
  Purchase of 6% Junior Preferred Stock                           (802,900)
  Purchase of treasury stock                        (661,010)      (52,400)
  Other                                                    -       (35,100)
                                                 -----------   -----------

    Net cash provided by financing activities      4,052,320    12,291,012
                                                 -----------   -----------

    Increase (decrease) in cash                      827,219      (472,974)

Cash and cash equivalents at beginning of year       353,419       826,393
                                                 -----------   -----------

Cash and cash equivalents at end of year         $ 1,180,638   $   353,419
                                                 ===========   ===========

Supplementary cash flow information:
  Interest paid                                   $2,676,795    $2,182,727
                                                 ===========   ===========

  Income taxes paid                              $     4,975   $    15,090
                                                 ===========   ===========

NON-CASH TRANSACTIONS:

During 1997, holders of $5,538,483 of the Convertible Securities converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities. The remaining $461,517 was redeemed by the Company for a price of $589,023.

During 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group (CRG) to provide additional services in the public relations area. The amendment provided for the termination of options previously granted to CRG by ARI and the issuance to CRG of 50,000 shares of registered stock in ARI. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997, the date of the amendment.

During 1996, in connection with the acquisition of certain gas properties and related equipment, the Company issued 225,000 shares of common stock and 225,000 common stock put warrants with a combined value of $1,157,175 ($907,175 net of placement costs).
The Company also paid cash and assumed certain obligations in connection with the acquisition, which was consummated on February 26, 1996 (see Note 2).

In connection with the acquisition of certain gas properties, in July 1996 the Company extinguished a $6.5 million note receivable as partial consideration.

The Company acquired 58,059 shares of the outstanding 6% Junior
Preferred Stock for $802,900 during 1996. Upon resolution of the Board of Directors, the shares were retired.

The Company declared stock dividends and issued 21,508 and 27,535 shares of common stock to holders of the Series 1993 and Series B
Preferred Stock during 1997 and 1996, respectively.

During 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of common stock.

During 1996, in connection with the issuance of 4% convertible securities in the aggregate principal amount of $6,000,000, the Company issued 173,724 shares of common stock at an average value of $3.11 per share as partial consideration for placement fees.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                   DECEMBER 31, 1997 and 1996
                   --------------------------


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

          ARI and its wholly-owned subsidiaries, American Resources Offshore, Inc. (ARO) and Southern Gas Co. of Delaware, Inc. (Southern Gas) (collectively, the Subsidiaries), are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the Gulf Coast Region and the State of Kentucky. These activities are considered to be one business segment for financial reporting purposes.

     (b)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of ARI and its Subsidiaries, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

     (c)  CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers any liquid investments with an original maturity of three months or less as a cash equivalent.

     (d)  OIL AND GAS PROPERTIES

          The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under this method, the Company generally assesses its oil and gas properties on a depletable unit basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. Exploratory dry holes and geological and geophysical charges on exploratory projects are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore site remediation and significant onshore facilities are provided currently using the unit-of-production method; such costs for other onshore facilities are insignificant and are expensed as incurred.
          Significant changes in the various estimates discussed above could affect the financial position and results of operations of the Company

          On sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in the unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Expenditures representing additions or improvements are capitalized. Maintenance and repairs are charged to expense as incurred. Upon retirement or disposition, costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income. The Company adopted SFAS No. 121 effective January 1, 1996.

          Depreciation and amortization is provided by the straight-line method over the estimated useful lives of the assets.

     (f)  GAS MARKETING ACTIVITIES

          In the conduct of its marketing activities, the Company enters into both long-term and short-term contracts to purchase and/or sell at a future date specified quantities of products at specified prices. Settlement of such contracts may occur through the purchase, sale and/or exchange of products in the open market or from production. Resulting gains or losses, if any, are recorded in the month of delivery. During 1995, the Company entered into an exclusive marketing arrangement with Southern Resources, Inc. (SRI), a third party company, wherein the Company was the exclusive supplier of all natural gas to be sold by SRI. Under the agreement, after deduction of certain expenses, the Company was entitled to receive not less than 50% of the sales margin obtained. Included in the statements of operations for the first four months of 1997 is the Company's 50% participation in SRI's marketing revenues and expenses. The marketing arrangement with SRI was terminated in May 1997.

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

     (i)  DEFERRED FINANCING COSTS

          In connection with obtaining a credit facility, the Company has capitalized third party costs directly associated with the closing thereof. The costs are being amortized on a straight-linebasis over the period of the credit facility, which is seven years. For the years ended December 31, 1997 and 1996, approximately $96,000 and $101,000, respectively, have been amortized to expense in connection with these costs.

     (j)  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

          Investments in companies which the Company has less than a 20% interest are carried at cost less impairment, if any. Dividends received are included in
          other income.   Dividends received in excess of the
          Company's proportionate share of earnings are applied as a reduction of the cost of the investment.

          Investments in companies which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. Earnings or losses are included in other income.

     (k)  INCOME TAXES

          The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (Statement
          No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations. Accordingly, compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     (m)  EARNINGS PER SHARE

          Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. In accordance with SFAS No. 128, earnings per share and weighted average shares outstanding have been restated to conform to this statement for all periods presented.

          The following table provides a reconciliation between basic and diluted earnings (loss) per share:

                                                      Weighted
                                                      Average
                                                      Common
                                        Net Income    Shares      Per Share*
                                          (Loss)     Outstanding    Amount
                                        ----------   -----------  ----------
Year Ended December 31, 1997:
  Basic earnings per share............ ($1,846,591)   9,021,810     ($0.21)
                                         ---------    ---------
  Diluted earnings per share.......... ($1,846,591)   9,021,810     ($0.21)
                                         =========    =========

Year Ended December 31, 1996:
  Basic earnings per share............  $  911,755    6,123,635      $0.14
  Effect of dilutive potential
    common shares.....................                  771,811
                                         ---------    ---------
  Diluted earnings per share..........  $  911,755    6,895,446      $0.13
                                         =========    =========

          *Adjusted for preferred stock dividends of $47,647 and $70,174 for 1997 and 1996.

          At December 31, 1997, the stock options, warrants and Convertible Preferred Stock were not included in the computation of diluted loss per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

          At December 31, 1996, the Convertible Preferred Stock was not included in the computation of diluted earnings per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted earnings per share.

     (n)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the estimates.

     (o)  ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the Company's financial statements. Comprehensive income includes all changes in the Company's equity except investments by and distributions to owners and includes, among other things, foreign currency translation adjustments. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments be included in interim reports issued to shareholders. Both of these statements are effective for financial statements for periods beginning after December 15, 1997. As both SFAS Nos. 130 and 131 establish standards for reporting and display, the Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

(2)  BUSINESS COMBINATIONS

     On February 26, 1996, the Company acquired gas properties, equipment and pipelines from AKS Energy Corporation (AKS).
     As consideration for the assets, the Company paid $2,909,010 in cash, assumed $125,000 of AKS's severance tax obligations, issued 225,000 shares of the Company's common stock at a value of $3.59 per share and issued warrants with an estimated value of $348,525 to purchase an additional 225,000 shares of the Company's common stock with an exercise price of $5.00 per share and an expiration date of December 31, 1998. AKS has the right to put 50,000 shares of Common Stock to the Company for $5.00 per share anytime between June 30, 1997, and June 30, 1999. AKS executed the put provisions, and the Company purchased the stock during 1997. In December 1995, the Company advanced $1,000,000 to AKS as partial consideration for the acquisition which was included in gas properties. The cash included in the purchase price was made available from borrowings under the Company's credit facility with its primary lender.

     The Company also entered into an agreement to participate with AKS in the joint development of leases in Southeastern Kentucky gas fields wherein the Company would have the right to earn 50% of the remaining undeveloped acreage. However, the joint development agreement was terminated in November 1996, when the Company decided to focus its development efforts and capital into the Gulf Coast Region.

     On July 3, 1996, the Company acquired proved developed and undeveloped oil and gas properties, equipment and pipelines from Century Offshore Management Company (Century) located offshore Louisiana. As consideration for the assets, the Company paid $4,000,000 in cash, issued an Installment Note in the amount of $4,000,000 payable in two equal installments on August 31, 1996, and September 30, 1996 (the Installment Note provided for payment at the Company's option of cash or the issuance of restricted common stock of the Company at $3.00 per share), extinguished an existing note from Century to the Company in the amount of $6,500,000 (Century Note) and assumed existing liens against the assets in the approximate amount of $1,051,000. The parties subsequently entered into an extension agreement, dated September 24, 1996, whereby Century extended the due date of the installment payments until the earlier of the completion of funding of the Company's private placement or five days after written notice from Century. As of December 1996, the Company's private placement (see Note 6) was completed and the Company had completed the funding of the installment payments. The foregoing transaction was effected pursuant to an Asset Purchase Agreement entered into by and between the Company, Southern Gas and Century, dated July 3, 1996.

     Also on July 3, 1996, the Company, Southern Gas and
     Century entered into an Asset Purchase Agreement whereby Southern Gas acquired certain rights and interests in undeveloped properties from Century located onshore Louisiana. On August 31, 1996, the parties entered into a Capitalization and Termination of Purchase and Sale Agreement (Capitalization Agreement), which effectively terminated the July 3, 1996, agreement and provided for the Company, through Southern Gas, to acquire between 5.6% and 9.5% contract rights from Century in three undeveloped properties located onshore Louisiana. As consideration for these rights, the Company paid $4,509,000 in cash. An impairment of $1,709,709 was recorded at December 31, 1997.

     Assuming the acquisitions had occurred on January 1, 1996, the following unaudited proforma operating data gives effect to the acquisitions for the year ended December 31, 1996:

                                                      1996
                                                      ----

    Total revenue                                 $33,894,000
                                                   ==========

    Net income from operations                    $ 3,418,000
                                                    =========

    Basic earnings per share                            $0.11
                                                         ====

    Diluted earnings per share                          $0.11
                                                         ====

     Basic and diluted earnings per share are based on 6,123,635 and 6,895,446 shares, respectively, outstanding for 1996.

(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                      Estimated
                                     useful lives
                                       (years)

     Pipeline support facilities        7-15    $ 8,190,321
     Field equipment                       7      3,713,643
     Other                               3-7        449,024
                                                 ----------

                                                $12,352,988
                                                 ==========

     For the years ended December 31, 1997 and 1996, depreciation expense on property and equipment was $1,011,849 and $877,526, respectively.

(4)  OIL AND GAS PROPERTIES

     A summary of oil and gas properties follows:

    Proved properties - Developed                 $45,095,998
    Proved properties - Undeveloped                 4,193,257
    Unproved properties                             7,883,526
                                                   ----------

                                                  $57,172,781
                                                   ==========

     In February 1997, the Company through its wholly owned subsidiary, Southern Gas, acquired a 25% working interest in onshore Gulf Coast undeveloped properties located in Greene and Wayne Counties, Mississippi, for approximately $300,000.

     On April 2, 1997, the Company entered into an agreement to acquire a 26.4% working interest in the Main Pass Block 53 from Great River Oil & Gas Corporation for approximately $254,000. Drilling was completed during the third quarter of 1997, and it was determined that the well is not economically feasible.

     In April 1997, the Company purchased from a director of the Company an overriding royalty interest in the Ship Shoal B-3 well for $150,000 and also purchased from an officer/director of the Company an overriding royalty interest in the Ship Shoal B-4 well for $180,000. (See Note 15.)

     In June 1997, the Company entered into a purchase agreement to acquire interests in 26 natural gas wells from Daugherty Petroleum, Inc., said wells being located in Whitley and Knox Counties, Kentucky, on the Company's existing gathering facilities. The wells contain an estimated 1.5 billion cubic feet of natural gas reserves net to the Company, and the purchase price was approximately $526,000. The purchase transaction was completed in September 1997.

     On September 15, 1997, the Company entered into a Letter of
     Intent with Prima Capital, LLC (Prima) providing for the acquisition of an interest in certain producing and non-producing oil and gas properties located in Mississippi.
     (See Note 15.)

     In September 1997, the Company purchased a 4.3% overriding royalty interest in the Ship Shoal B-4 well for $330,000. The value of the overriding royalty interest was based on discounted reserve values as determined from the December 31, 1996 reserve report less amounts paid through June 1997.

     On December 16, 1997, the Company entered into a Purchase and Sale Agreement to acquire proved developed and undeveloped oil and gas properties, platforms, equipment and pipelines located offshore Louisiana on Ship Shoal Block 222, Ship Shoal Block 225 and West Cameron Block 368 from K.E. Resources, Ltd. The purchase price was $2,500,000, which was funded from the Company's line of credit with Den norske Bank, A.S. (Den norske). The transaction was completed and funded on December 19, 1997.

     On December 22, 1997, the Company entered into a Purchase and Sale Agreement to acquire additional interests in the properties located on West Cameron Block 368 from Apache Corporation pursuant to a preferential right of first refusal election. The purchase was $127,000, which was funded from the Company's line of credit with Den norske. It is anticipated that this transaction will close by December 31, 1997.

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

     For the years ended December 31, 1997 and 1996, depletion expense on oil and gas properties was $7,594,523 and $2,431,633, respectively, or $1.05 and $0.80 per mcf equivalent.

     Pursuant to SFAS No. 121, the Company recorded a non-cash charge of $1.6 million related to its Michigan Properties.

     The Company also recorded a non-cash impairment of undeveloped oil and gas properties in the amount of $2 million.

(5)  LONG-TERM DEBT

     A summary of long-term debt follows:

 Borrowings under the Company's Credit Agreement,
      as amended, with Den norske Bank AS, reduction
      subject to availability under borrowing base,
      $30,000,000 available borrowing base effective
      September 30, 1997, reduction against the available
      borrowing base of $425,000 commences November 1,
      1997, interest payable monthly at adjusted LIBO Rate
      plus 2.5% and/or prime rate as determined under the Credit
      Agreement, secured by oil and gas properties,
      equipment and receivables.                          $28,700,000

     Note payable to related party, recourse only to
      specific properties, payable at 9.5% in connection
      with the purchase of the Prima properties (see
      Note 15).                                             1,500,000

     Other notes                                               99,898
                                                           ----------
                                                           30,299,898

     Less - Current portion                                (4,907,006)
                                                           ----------

     Long-term debt                                       $25,392,892
                                                           ==========

     On September 28, 1995, the Company entered into a
     $20,000,000 revolving credit agreement through February 1, 2002, with Den norske On August 7, 1996, the revolving credit facility was increased to $30,000,000. In February 1997, the credit agreement was amended to reduce the interest rate to the prime rate plus 1/2% per annum, and establish a $2,500,000 development facility which can be drawn upon by the Company to develop properties. During the fourth quarter of 1997, Den norske combined the credit and development facilities, increased the credit facility to $75,000,000 and the borrowing base to $30,000,000, and allowed the Company, at its option, to alternate between a Prime rate or LIBO (London Interbank Offer) rate (plus 2.5%) of interest. As of December 31, 1997, the available borrowing base under the revolving credit facility had been reduced to $29,150,000 and the outstanding balance was $28,700,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent on the value of the mortgaged properties as determined under Den norske's internal lending procedures. Reductions on the credit facility are also dependent on the borrowing base. At December 31, 1997, monthly borrowing base reductions are $425,000. The borrowing base will be redetermined semi-annually on each October 1 and April 1 prior to February 1, 2002. See Note 20 for subsequent revisions to the credit agreement.

     Under the credit agreement with Den norske, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. At December 31, 1997, the Company was in compliance with the required financial covenants.

     The Company generated cash flow from operations of approximately $9.4 million at December 31, 1997. Based upon the Company's current reserve estimates, the Company believes its cash flow from operations will be sufficient to meet the required approximate $4.9 million current maturities.

     In July 1995, in order to fulfill a loan commitment to Century, an aggregate of $400,000 was funded by the directors of the Company. These monies were paid to the Company in exchange for a $400,000 participation in the Century Note. Due to the fact that the Century Note was relinquished as a part of the Company's acquisition of the South Timbalier 148 properties (see Note 2), the Company and the directors simultaneously agreed to terminate the directors' participation in the Century Note. The Company remained liable to the directors for the outstanding balance at December 31, 1996, of $240,000 plus interest thereon at the rate of 22% per annum. Pursuant to the Termination of Participation Agreements entered into between the Company and the directors, payment of the balance was due in monthly installments of $12,352, beginning April 1, 1997, with the final payment due March 1, 1999; however, the Company paid the balance in full during 1997 due to the high interest rate associated with the loan.

     In April 1996, the Company entered into agreements with two individuals, one of whom is a director of the Company.
     Under the agreements, the individuals each paid to the Company $250,000 in exchange for the right to participate on a pro rata basis in the Century Note. The agreement allowed the individuals to receive a combined payment of $500,000 plus interest at 22% from the Century Note repayment. The agreements assigned the payments from the portion of the Century Note which was not pledged to the Company's primary lender. The proceeds received by the Company under the agreements, which reduced the carrying value of the Century Note, were used to fund additional development activities in the Gulf Coast Region. In July 1996, the Century Note was canceled as part of the consideration paid by the Company to Century for the purchase of certain oil and gas properties (see Note 2). The Company and the individuals simultaneously agreed to terminate the individuals' participation in the Century Note in exchange for the Company assuming the liability to repay $500,000 to the individuals plus interest thereon at the rate of 22% per annum. The Company paid the non-affiliated individual in full prior to December 31, 1996. Pursuant to the Termination of Participation Agreement entered into between the Company and the director, payment terms of the balance included $50,000 due and payable by March 10, 1997, and the remaining balance due in monthly installments of $10,293 beginning April 1, 1997, with the final payment due March 1, 1999; however, the Company paid the balance in full during 1997 due to the high interest rate associated with the loan.

     Maturities of long-term debt as of December 31, 1997 are as follows:

          1998                                    $4,907,006
          1999                                     6,404,384
          2000                                     5,125,730
          2001                                     5,112,779
          2002 and thereafter                      8,750,000
                                                   ---------

                                                 $30,299,898
                                                  ==========

(6)  CONVERTIBLE SECURITIES PRIVATE PLACEMENT

     In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities are convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). As of June 9, 1997, securities totaling $5,538,483 had been converted into 3,101,864 shares of common stock inclusive of 4% dividend shares paid as of the date of conversion, and the remaining $461,517 had been redeemed by the Company pursuant to its rights under the security documents. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

     In conjunction with the issuance of the convertible securities, the Company paid placement fees and related issuance costs of $1,002,446, inclusive of 173,724 restricted shares of common stock to World Capital Funding, Inc., Denver, Colorado, or to persons designated by it, with piggy-back registration rights, in partial payment of the placement agent's fee, and issued five year options to World Capital Funding, Inc., or to persons designated by it, to purchase 100,000 shares of common stock at $4.50 per share.

     The shares of common stock into which the securities are convertible, together with the placement fee shares to World Capital Funding, Inc., or its designees, and the shares underlying the options issued to World Capital Funding, Inc., or its designees, have been registered under an S-3 Registration Statement which was effective on January 23, 1997.

(7)  INDEPENDENT CONTRACTOR AGREEMENTS

     On November 27, 1996, the Company entered into a five year corporate relations agreement with Corporate Relations Group, Inc. (CRG), Winter Park, Florida, to assist the Company with its shareholder relations. As consideration for the agreement, the Company paid CRG $550,000 cash and granted CRG a one year option to purchase 100,000 shares of common stock for $3.00 per share, a two year option to purchase 100,000 shares of common stock for $3.60 per share, a three year option to purchase 100,000 shares of common stock for $4.20 per share, a five year option to purchase 100,000 shares of common stock for $4.80 per share, and a five year option to purchase 100,000 shares of common stock for $6.00 per share. The options had a fair value of approximately $1.27 per share. On April 21, 1997, the Company entered into an Amendment to Lead Generation Agreement with CRG to provide additional services in the public relations area. The Amendment also provided for the immediate termination of the 500,000 options previously granted to CRG by the Company and the issuance to CRG of 50,000 shares of registered stock in the Company. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997. The cost was amortized during 1997 due to the timing of the services being performed.

(8)  CENTURY/SETTLE TRANSACTIONS

     On October 17, 1994, the Company entered into a letter agreement, as amended, with Settle Oil and Gas Company (Settle), a privately owned corporation involved in the development of lease blocks in the federal waters of the Gulf of Mexico offshore Louisiana (as discussed below, Settle was subsequently merged into Century as the result of Century's reorganization under Chapter 11 of the Bankruptcy
     Code). Under the agreement, the Company initially agreed to loan Settle $5,000,000 to fund Settle's working interest share of certain drilling and completion costs in an offshore lease block. On August 18, 1995, the loan was increased to $6,500,000. The loan bore interest at 22% payable quarterly and was secured by certain offshore properties. The Company had advanced $6,500,000 of the commitment at December 31, 1995. However, in order to fulfill its commitment, it was necessary for $400,000 to be funded by certain of the directors and officers of the Company pursuant to a Participation Agreement entered into by the parties. At the time the final installment on the commitment was due, the majority of the Company's resources were being directed towards its Gulf Coast development, thereby necessitating the Participation Agreement. The Participation Agreement granted the directors and officers the benefits of the underlying loan documents with Settle and, therefore, they participated proportionately in the costs, expenses and revenues generated from said loan. On July 3, 1996, the Company extinguished the loan as partial consideration for the acquisition of the properties securing the loan (see Note 2). The related $400,000 funded under the Participation Agreement was assumed and subsequently paid by the Company (see Note 5).

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

     Under the letter agreement dated October 17, 1994, the Company had the right to acquire a 10% equity interest in Settle for $4,000,000 (the Settle Securities). Due to the fact that the Company was not in a position to acquire this equity interest, the Agreement was subsequently amended to permit a third party to acquire the Settle Securities for $2.5 million. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima, a limited liability company of which an officer/director of the Company is a member. The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. In connection with this transaction, the Company entered into a Put Agreement with Prima, dated March 15, 1995, which provided that, in the event Prima obtained title to the Settle Securities, Prima had the right to require the Company to purchase the Settle Securities for $4,000,000 (the Prima Put) payable in cash and common stock.

     The Put Agreement with Prima was terminated in July 1995, and a new agreement, as amended, providing for the Company's ability to call the Century Securities from the third party member of Prima for $4,000,000 was substituted therefor (the Call Agreement). The Call Agreement also provided for non-refundable monthly installments of $31,250 (as originally required under the Put Agreement) until such time as a total of $1,000,000 was advanced under the Call Agreement (including payments previously made under the Put Agreement). In the event the Company elected to call the Century Securities, the advance payments would be credited toward the purchase price. Additionally, a $500,000 certificate of deposit held as collateral for Prima's loan was liquidated by the Company and the funds were advanced to Prima under the potential Call Agreement. Prima used the $500,000 to purchase shares of Series B Preferred Stock from a third party, which Preferred Stock it subsequently converted to common stock. In the event the Company exercised the Call option, the $500,000 would be credited towards the purchase. The Company's right to call the Settle Securities began January 15, 1997 and ended December 31, 1997.

     On November 4, 1997, the Board of Directors approved the exercise of the Company's rights under the Call Agreement; and all funds due pursuant thereto had been paid on or before December 31, 1997. The investment is reported on the Balance Sheet in "Other Assets: Investment in Unconsolidated Subsidiaries." See Note 9 regarding impairment of this asset.

     On July 3, 1995, the Company made an unsecured working capital loan to Settle in the amount of $900,000. At December 31, 1996, the outstanding balance on the loan was $183,053. The loan bore interest at the rate of 10% per annum and was payable in 21 equal monthly installments of $46,894 commencing on July 31, 1995, and on the last day of each month thereafter until paid in full. The note was paid in full during 1997.

(9)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     On December 30, 1994, the Company invested in the formation of a new Limited Liability Company (the LLC) whose purpose is to perform contract drilling services for the Company and third parties. The LLC was capitalized at $250,000 with the Company providing $110,000 for a 44% ownership. Century and certain of Century's officers and directors are also members of the LLC, with a combined ownership interest of 45%. In October 1997, the operating committee voted to liquidate the LLC. As of December 31, 1997, the remaining investment is $47,451. During 1997, the Company recognized losses of $234,409.

     In 1997, the Company acquired 2,471.3 shares of the common stock of Century under the Call Agreement (see Note 8) for
     $4 million. Due to the subsequent decline in oil and gas prices, the Company determined there was an other than temporary decline in the carrying value of the Century common stock. As of December 31, 1997, the Company recorded a $1.5 million impairment to its investment in Century resulting in a net book value of $2.5 million. The impairment of the Century Stock was determined by comparing the carrying value of the Stock on the Company's books, after the exercise of the Century "Call Agreement," to the estimated fair value of the Stock based on the most recent sale activity.

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

     As a result of the transaction, the Company has recorded unearned revenue which is being recognized as the required volumes are delivered under the production payment conveyance.

(11) INCOME TAXES

     The provision for income taxes for the years ended December
     31, 1997 and 1996 is summarized as follows:

                                           1997        1996
                                           ----        ----
 Current tax expense (benefit):
       Federal                                 -           -
       State                             $49,058     $25,659
                                          ------      ------
                                         $49,058     $25,659
                                          ======      ======

 Deferred tax expense:
      Federal                        ($1,048,429)   $537,591
      State                             (193,103)     75,690
                                       ---------     -------
                                     ($1,241,532)   $613,281
                                       =========     =======

     The Company's effective tax rate (40%) in 1997 is above the U.S.federal income tax rate of 34% because of state income taxes.

     The Company's effective tax rate (41%) in 1996 is above the U.S. federal income tax rate of 34% because of state income taxes (net of federal benefit) of 4% and other of 3%.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, are presented as follows:

 Deferred tax assets:
       Net operating loss carryforwards           $2,424,853
       Severance pay                                  11,842
       Basis differences in unconsolidated
        investee                                     600,000
       Allowance for doubtful accounts               110,674
       Other                                          37,729
                                                   ---------
          Total gross deferred tax assets          3,185,098

 Less - Valuation allowance                         (637,813)
                                                   ---------
      Net deferred tax assets                      2,547,285
                                                   ---------

 Deferred tax liabilities:
      Basis differences in oil and gas
       properties                                 $3,226,967
      Basis differences in property and
       equipment                                   1,370,962
      Other                                            3,655
                                                   ---------
        Deferred tax liabilities                   4,601,584
                                                   ---------

        Net deferred tax liability                $2,054,299
                                                   =========

Current deferred tax asset                          $111,583
                                                     =======

Non-current deferred tax liability                $2,165,882
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

     At December 31, 1997, the Company has approximately
     $5,675,000 and $7,924,000 of net operating loss (NOL) carryforwards available to offset future taxable income for federal and state purposes, respectively. The carryforwards expire from 1998 to 2012.

     The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change of ownership occurs. Such a limitation of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 15 year statutory limit. The Company had one change in ownership prior to 1997. The Company believes that the limitations, if any, would not have a significant impact on the consolidated financial statements.

(12) FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997. The Company has no derivative financial instruments. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                     Carrying        Fair
                                      Amount         Value
                                      ------         -----
Financial assets:
    Cash and cash equivalents       $1,180,638     1,180,638
    Trade accounts receivable        4,594,787     4,594,787
    Related party receivables          304,415       304,415
    Notes receivable                   476,806       476,806
    Century Stock                    2,500,000     2,500,000

Financial liabilities:
    Trade accounts payable             963,169       963,169
    Related party note               1,500,000     1,500,000
    Accrued expenses                   524,668       524,668
    Long-term debt                  28,799,898    28,799,898

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

(13) COMMON STOCK PRIVATE PLACEMENTS

     In July 1997, pursuant to a Securities Purchase Agreement, the Company's primary lender, Den norske, purchased 500,000 shares of common stock of the Company for a price of $2.66 per share, for a total of $1,330,000 ($1,132,911 net of placement costs). The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased.

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

     In 1996, the Company filed a Registration Statement, effective in October, 1996, which registered, among other things, the shares of common stock sold in the private placement and the shares of common stock for which the Class
     A Warrants may be exercised.

(14) STOCKHOLDERS' EQUITY

     The Company has authorized one million (1,000,000) shares of Series 1993 Preferred Stock and two million (2,000,000) shares of Series Preferred Stock subject to designation by the Board of Directors:

          Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per share based upon the total number of shares outstanding. Outstanding at December 31, 1997 are 268,851 shares.

          Series B Preferred Stock, designated by the Board of Directors, is convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock has a liquidation preference of $10.00 per share, but is junior to the Series 1993 Preferred Stock. Dividends are payable quarterly at the rate of 6% in cash or common stock, at the Company's option. There are 1,000,000 shares authorized and zero shares outstanding at December 31, 1997. During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation. The Certificate eliminating the Series B Preferred Stock was filed in the Office of the Secretary of State of Delaware on April 16, 1997.

     The Company paid dividends on the Series 1993 Preferred Stock and Series B Preferred Stock through the issuance of 21,508 and 27,535 shares of common stock in 1997 and 1996, respectively. Also during 1996, the Company purchased and retired 58,059 shares of Series B Preferred Stock at $13.70 per share and allowed the holders of 21,676 Series B Preferred Stock to convert the shares into 75,410 shares of common stock.

     In April 1997, due to the recent decline in the market price of the Company's common stock to a level below its book value, the Board of Directors authorized the Company to repurchase up to $2 million of the Company's common stock in market transactions from time to time at prices deemed to be favorable by the Company. As of December 31, the Company had acquired 141,410 shares at an average price of $2.91 per share.

     During the fourth quarter of 1997, the Company acquired 50,000 shares of its common stock from AKS for $5.00 per share pursuant to the put provisions contained in that certain Purchase & Sale Agreement dated December 27, 1995.

     On January 15, 1998, the Board of Directors declared dividends payable in common stock on January 22, 1998, to holders of the Series 1993 Preferred Stock totaling 10,221 shares.

     The Company has registered on a Form S-8 registration statement, as amended, 650,000 shares of common stock to be issued pursuant to its 1994 Employee Stock Compensation Plan
     (ESC). The ESC provides for stock compensation through the award of the Company's common stock to persons whose experience, ability and services are considered valuable.
     At December 31, 1997, 321,000 shares have been issued under the ESC at prices ranging from $1.94 to $8.00 per share.

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

     The Company applies APB Opinion 25 in accounting for the CSO and non-plan options. Accordingly, no compensation cost has been recognized for the CSO and non-plan options granted in 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB 123, net income and earnings per share would have been reduced as follows:

                                         1997           1996
                                         ----           ----
    NET INCOME
    ----------
      As reported                    ($1,846,591)      $911,755
                                       =========        =======
      Proforma                       ($1,993,701)      $464,427
                                       =========        =======
    BASIC EARNINGS PER SHARE
    ------------------------
      As reported                         ($0.21)         $0.14
                                            ====          =====
      Proforma                            ($0.23)         $0.06
                                            ====          =====
    DILUTED EARNINGS PER SHARE
    --------------------------
      As reported                         ($0.21)         $0.13
                                            ====          =====
      Proforma                            ($0.23)         $0.06
                                            ====          =====

     The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1997           1996
                                         ----           ----

    Dividend Yield                        --             --
    Risk-free interest rate              5.00%          5.73%
    Expected life                        5 YRS.         4 YRS.
    Expected volatility                 69.47%         69.47%

     A summary of the status of CSO and non-plan options granted to employees, consultants, officers and directors for the purchase of the Company's common stock follows:

                                        CSO               NON-PLAN
                                        ---               --------

                                           WEIGHTED              WEIGHTED
                                  NUMBER   AVERAGE     NUMBER    AVERAGE
                                    OF     EXERCISE      OF      EXERCISE
                                  SHARES    PRICE      SHARES     PRICE
                                  ------    -----      ------     -----

Balance, December 31, 1996      1,943,910   $5.16     1,426,320    $4.14

Granted                            37,500    3.00       300,000     3.00
Exercised                               -       -            -         -
Terminated                         (5,000)  (6.00)     (582,333)   (4.16)
                                ---------    ----     ---------     ----

Balance, December 31, 1997      1,976,410   $5.12     1,143,987    $3.83
                                =========    ====     =========     ====

Weighted average fair value of
  options granted during 1997       $1.31 per share
                                     ====

     At December 31, 1997, 1,918,577 CSO options and 843,987
     non-plan options were fully vested.  The remaining 57,833
     CSO options and 300,000 non-plan options will vest over the next one to three years.

                                        CSO               NON-PLAN
                                        ---               --------

                                           WEIGHTED              WEIGHTED
                                  NUMBER   AVERAGE     NUMBER    AVERAGE
                                    OF     EXERCISE      OF      EXERCISE
                                  SHARES    PRICE      SHARES     PRICE
                                  ------    -----      ------     -----

Balance, December 31, 1995      1,484,410   $5.42     1,226,320   $3.78

  Granted                         498,500    4.50       600,000    4.35
  Exercised                             -       -             -       -
  Terminated                      (39,000)  (6.45)     (400,000)  (3.38)
                                ---------    ----     ---------    ----

Balance, December 31, 1996      1,943,910   $5.16     1,426,320   $4.14
                                =========    ====     =========    ====

Weighted average fair value of
  options granted during 1996       $1.66 per share
                                     ====

The following is a summary of the status of CSO and non-plan options outstanding at December 31, 1997:

                         OUTSTANDING OPTIONS          EXERCISABLE OPTIONS
                 ---------------------------------  -----------------------
                               WEIGHTED   WEIGHTED                 WEIGHTED
                                AVERAGE   AVERAGE                  AVERAGE
   EXERCISE                    REMAINING  EXERCISE                 EXERCISE
 PRICE RANGE       NUMBER        LIFE      PRICE      NUMBER        PRICE
-------------      ------        ----      -----      ------        -----

$3.00 - $3.60      815,486        4.5      $3.20       515,486      $3.32
$4.00 - $4.80    1,392,487        3.8       4.25     1,334,654       4.44
$6.00 - $8.00      912,424        6.6       6.54       912,424       6.54

     At December 31, 1997, the Company has reserved 1,201,667 shares of common stock which are issuable upon the exercise of the following warrants:

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

     The weighted average price of the 1,201,667 shares of common stock reserved upon exercise of all outstanding warrants is $3.94.

     At December 31, 1996, the Company had an additional
     1,049,720 common stock warrants outstanding which had been issued in connection with the Company's merger with SOE;
     however, the warrants expired on April 24, 1997.

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

(15) RELATED PARTY TRANSACTIONS

     Significant related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs (see
     Notes 5, 8, 14, 16, and 19).

     In both 1997 and 1996, the Company, pursuant to the terms of an employment and stock option agreement, has paid or accrued compensation to the Company's Chairman of $40,000 and $60,000, respectively. The Chairman has been assisting management in various financing transactions.

     In 1997 and 1996, the Company paid $279,421 and $276,500,
     respectively, to purchase gas from a company owned 20% by a director of the Company, which participated as a joint venture partner in drilling various wells in the Appalachian area.

     The Company has paid or accrued interest of approximately $21,500 during 1996 related to advances and notes payable from Southern Gas Holding Co., Inc. (Holding), a company primarily owned by a director of the Company. At December 31, 1997, the Company has made advances to Holding totaling $230,784 which the principal of Holding intends to secure with assets of Holding.

     In March 1995, in order to meet a corporate commitment, the Company borrowed monies from an officer/director and a director of the Company totaling $500,000. The funds bore interest at the rate of 10% per annum and were due in full in July 1996. The note was secured by gas properties, and the individuals had the option to convert their note to a working interest position in wells to be drilled offshore Louisiana. In July 1995, the related parties' converted their note to a 13.75% working interest in two wells. Pursuant to an agreement between the parties, the Company had the right to repurchase the working interest position on or before September 30, 1995. The Company exercised the right, as amended, to repurchase the working interest position for $750,000 plus a 3.875% overriding royalty interest prior to September 30, 1995. In 1996, the Company purchased the overriding royalty interest of the officer/director in the Ship Shoal B-3 well for $125,000. During 1997, the Company purchased the remaining overriding royalties of the officer/director and director in the Ship Shoal 150 wells for $180,000 and $150,000, respectively, based upon the fair market value of the wells utilizing the 1996 year-end reserve report.

     On September 15, 1997, the Company entered into a Letter of Intent with Prima, a limited liability company in which an officer/director owns a 20% interest, providing for the acquisition of an interest in certain producing and non-producing oil and gas properties (the Properties) located in Mississippi. The purchase price for the Properties was $2,800,000 payable $1,300,000 on or before closing which occurred October 10, 1997, and the balance of $1,500,000 in an interest bearing note with recourse only to the Properties, with interest thereon at 1 1/2% over Prime, payable interest only until March 1998 and amortizing thereafter over a two year period. The Company already owned up to 3.5% interest in the Properties; and after reviewing an independent geologist's report on the Properties, the Letter of Intent was approved by a majority of the disinterested directors of the Company at a special meeting of the Board of Directors held on September 15, 1997.

(16) LEASES

     Future minimum rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

        Years ending
        December 31,
        ------------

            1998                               31,344
            1999                               25,044
            2000                               13,686
            2001                                9,900
            2002                                9,900
                                               ------

                                              $89,874
                                               ======

     The Company rents equipment and office space under various operating leases. Rental expense for the years ended December 31, 1997 and 1996, was approximately $52,000 and $61,200, respectively. Included in both 1997 and 1996 is $37,800 paid to an officer/director of the Company related to office space rental. The lease agreement was effective through February 28, 1998 at a monthly rate of $3,100 and is currently being renegotiated for renewal.

(17) DEFINED CONTRIBUTION PLAN

     The Company maintains a Defined Contribution Plan (the Plan) for all full-time employees of the Subsidiaries. Employees are entitled to make contributions based on their percentage of compensation.

     The Company provides a matching contribution up to 5% of each employee's compensation. For the years ended December 31, 1997 and 1996, approximately $44,250 and $32,500, respectively, were recognized as a general and administrative expense for contributions to the Plan.

(18) SIGNIFICANT CUSTOMER CONCENTRATION

     The Company's primary market areas are the Appalachian Region of Kentucky and the Gulf Coast Region. For the years ended December 31, 1997 and 1996, most of the Company's gas sales are on credit to major industrial or local distributing companies. Trade receivables are not generally collateralized; however, the Company's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. In certain instances, the Company will require a letter of credit.

     Appalachian Region:
     ------------------

     Approximately 27% and 31% of the Company's gas sales in 1997 and 1996, respectively, are subject to fixed pricing contracts, while the remainder are based on spot prices.
     The Company presently uses its marketing operations to provide gas supplies to customers solely to meet delivery requirements when internal production will not suffice. The Company provides gas supplies to industrial end users and local distributing companies primarily for commercial use.

Marketing Revenues from major customers are summarized below:

                                1997               1996
                                ----               ----
                           $           %       $           %
                           -           -       -           -

 Company A             9,506,199      53   15,650,000      69

 Company B             3,118,575      18    2,543,000      11

     Gulf Coast Region:
     -----------------

     The Company sells all of its current Gulf Coast gas production through H&N Gas, Ltd. The Company sells 50% of its Gulf Coast oil production to Citgo Petroleum Corporation and 25% each to Texon Corporation and Conoco.

(19) COMMITMENTS AND CONTINGENCIES

     In December 1995, the Company entered into a severance agreement with its former President and Chief Executive Officer who resigned effective December 31, 1995. Under the agreement, the executive was paid $85,000 and will receive the sum of $10,000 per month through March 31, 1998. In return, the executive surrendered 515,590 CSO common stock options under a Severance Plan which had exercise prices between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, the executive received 643,987 common stock options at an exercise price of $4.00 per share and which expire on November 29, 2000.
     He also retains 46,203 CSO common stock options immediately exercisable, previously issued to him, at $3.50 per share which expire on October 11, 2002. The Company also agreed to provide for payment of an office lease through October, 1996, and assigned a 1% gross overriding royalty interest in certain oil and gas properties. As a result of the agreement, the Company has recognized a charge against income of $371,346 in 1995 and has an accrued severance liability at December 31, 1997, of $29,604 based on an 8% discount factor.

     The Kentucky Revenue Cabinet has assessed Southern Gas for outstanding sales tax of approximately $1,500,000, plus penalties and interest, allegedly owed to the Commonwealth of Kentucky by Southern Gas Company ("SGC"), a dissolved entity, prior to Southern Gas' acquisition of the assets of SGC. Southern Gas has denied the liability and believes it will be successful in its defense of this assessment. Southern
     Gas' defenses to the assessment and/or in support of reduction of the assessment include, but are not limited to, that credit should be received for all gas delivered to (1) interstate customers; (2) customers who resold the product; (3) direct pay customers; and (4) industries where the consumable materials are utilized in the manufacturing process. Based on these defenses, as well as the assertion by Southern Gas that it is not responsible for the debts of SGC, management intends to vigorously defend its position and believes that any resulting liability will not have a significant impact on the Company's financial condition, operations or liquidity.

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

(20) SUBSEQUENT EVENTS

     THE TECO ACQUISITION

     On March 5, 1998, the Company purchased interests in 41 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc. ("TECO"). The properties consist of an interest in approximately 197,000 acres and 5 producing wells, interests in two joint ventures and access to approximately 12,500 square miles of 3-D seismic data. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and has identified 27 initial drilling locations.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $37,880,000 was paid from funds borrowed under the Company's existing credit facility and a new facility with DNB Energy Assets, Inc. (a company owned by Den norske Bank, AS ["Den norske"]), and the balance of $18,500,000 was in the form of a promissory note in favor of TECO (the "TECO Note"). The TECO Note bears interest at the initial rate of 10% per annum and increases 2% each quarter commencing July 1, 1998, with a maximum interest rate of 18%. The TECO Note matures on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries.

     In addition to the TECO Note, the parties entered into a warrant agreement (the "TECO Warrant Agreement") granting TECO warrants to acquire 600,000 shares of common stock of the Company (the "First Warrants") at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement grants TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options to acquire common stock if the TECO Note is not paid in full by October 1, 1998, such percentage increasing by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, the "Secondary Warrants"). The price per share of common stock evidenced by the Secondary Warrants is $.00001. On March 16, 1998, the Company filed a Form 8-K/A with the Securities and Exchange Commission regarding this transaction.

     BRIDGE FINANCING

     In order to complete the acquisition of the TECO properties in March 1998, Den norske increased the Company's borrowing base to $50.0 million which provided an additional $22 million under the Credit Facility; and additional bridge financing of $16.5 million was also provided. The financing bears interest at either Prime rate or LIBO rate plus 2.5%, at the Company's option and matures October 1, 1998.

     The capital expenditures for the development and exploratory program, estimated to be $39 million in 1998, are substantially at the discretion of the Company. While the Company does not currently have sufficient cash to fully fund the proposed program, it does intend to obtain the necessary funds. There are no assurances that the funds can be obtained or that they can be obtained under terms acceptable to the Company. In the event the Company is unable to obtain sufficient funds under acceptable terms, it will be necessary for the Company to adjust the level of the development and exploratory program.

     A portion of the Den norske bridge loan matures in July 1998 with the balance maturing in October 1998; and in the event the Company fails to satisfy these commitments or refinance the debt, the Bank could declare the Company in default. However, the Company believes that cash flow from operations would be adequate to repay the bridge loan if the capital expenditure level for the development and exploratory program is adjusted.

     The TECO Note matures in October 1998; and in the event the Company fails to satisfy this commitment or refinance the debt, TECO could declare the Company in default. However, TECO is a party to an agreement between the Company and Den norske which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company (see "The TECO Acquisition," above).

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
         ----------------------------------------------


The following supplemental information regarding oil and gas activities of the company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and Statement of Financial Accounting Standards No. 69 (SFAS No. 69), "Disclosures About Oil and Gas Producing Activities."

                                                 1997           1996
                                                 ----           ----
Capitalized costs relating to oil and
 gas producing activities:
  Proved undeveloped oil and gas properties  $ 4,193,257     $ 4,193,257
  Proved oil and gas properties               45,095,998      38,257,168
  Unproved oil and gas properties              7,883,526       5,686,334
  Support equipment and facilities             8,190,321       8,061,570
                                              ----------      ----------
                                              65,363,102      56,198,329

  Less accumulated depreciation, depletion,
   amortization, and impairment              (16,736,991)     (5,703,885)
                                              ----------      ----------

     Net capitalized costs                   $48,626,111     $50,494,444
                                              ==========      ==========


Costs incurred in oil and gas producing
 property acquisition, exploration and
 development activities:
  Property acquisition costs:
    Proved                                   $3,714,950      $18,439,652
    Unproved                                  3,793,478        2,925,500
  Exploration costs                             929,442                -
  Development costs                           1,357,185        3,314,867
                                             ----------       ----------

                                             $9,795,055      $24,680,019
                                             ==========       ==========

Results of operations for oil and
 gas activities:
  Oil and gas sales                         $19,456,938       $8,540,569
  Gain (loss) on sale of gas properties               -         (153,000)
  Unsuccessful well costs                      (784,931)               -
  Production costs                           (2,583,426)      (1,402,389)
  Depreciation, depletion, and amortization  (7,677,232)      (2,431,633)
  Impairment of oil and gas properties       (3,595,620)               -
                                             ----------       ----------

     Results of operations for oil and gas
      producing activities (excluding
      corporate overhead)                    $4,815,729       $4,553,547
                                              =========        =========

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
         ----------------------------------------------

Reserve Quantity Information for the Year Ended December 31, 1997 and 1996:

The following estimates of proved developed and proved undeveloped reserve quantities, and related standardized measure of discounted net cash flow, are estimates only and have been provided by Richard M. Russell & Associates, Inc. (Kentucky/Appalachian Region properties); Netherland, Sewell & Associates, Inc. (all Gulf Coast Region properties except West Cameron 368 and Sunrise); Ryder Scott Company (Gulf Coast Region properties of West Cameron 368 and Sunrise); and McConnell Consulting, Inc. (Michigan properties), independent engineering consulting firms. The amounts do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States, and primarily in the State of Kentucky and the Gulf Coast Region.

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

                                     1997                   1996
                                     ----                   ----
                               OIL         GAS        OIL         GAS
                               ---         ---        ---         ---
Proved developed and
 undeveloped reserves:
  Beginning of year        1,202,212   35,692,711    756,383   24,741,330
  Revisions of previous
    estimated                136,860   (4,378,474)   (45,694)  (2,346,294)
  Purchases of minerals
    in place                 267,558    3,714,000    691,712   18,373,382
  Extensions and
   discoveries               204,472    5,467,731          -            -
  Production                (425,888)  (4,578,607)  (200,189)  (1,829,503)
  Sales and transfers
   of minerals in place            -            -          -   (3,246,204)
                          ----------   ----------   --------   ----------

Total proved developed &
  undeveloped reserves     1,385,214   35,917,361  1,202,212   35,692,711
                          ==========   ==========  =========   ==========

Proved developed reserves:

  Beginning of year          909,194   29,033,203    756,383   19,702,503

  End of year              1,092,363   30,175,424    909,194   29,033,203
                          ==========   ==========  =========   ==========

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
         ----------------------------------------------


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AS OF
DECEMBER 31, 1997 AND 1996:

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

The average crude oil price at year-end 1997 used for this calculation was $16.47 per barrel. The average natural gas price used was $2.83 for Gulf Coast, $2.45 for Kentucky Region and
$2.41 for Michigan. In general, oil and natural gas prices declined in early 1997.

At December 31, 1997 and 1996, the Company's future discounted net cash flow from proved reserves was located as follows:


               KENTUCKY    GULF COAST     MICHIGAN     TOTAL
               --------    ----------     --------     -----

  1997       $18,635,796   29,091,932       45,740   $47,773,468

  1996       $16,972,496   41,678,600    1,298,910   $59,950,006
              ==========   ==========    =========    ==========

At December 31, 1997, the South Timbalier 148 Field accounted for approximately 38% of the Company's future net cash flows in the Gulf Coast Region. At December 31, 1997 and 1996, the Gausdale Field accounted for approximately 23% and 58% of the Company's future net cash flows from the Kentucky Region.

                                        1997            1996
                                        ----            ----

Standard measure of discounted future
 net cash flows at December 31:
  Future cash inflows               $113,391,033    $124,117,714
  Future production costs            (20,924,748)    (16,015,402)
  Future development costs            (6,982,050)     (8,893,219)
  Future taxes                        (2,758,828)     (2,501,238)
                                     -----------     -----------
                                      82,725,407      96,707,855


Future net cash flows, 10% annual
 discount for estimated timing
  of cash flows                      (34,951,939)    (36,757,849)
                                      ----------      ----------

     Standardized measure of
      discounted future net cash
      flows relating to proved
      gas reserves                   $47,773,468    $ 59,950,006
                                     ===========    ============

The following reconciles the change in the standardized measure of discounted future net cash flows during the years 1997 and 1996:

                                         1997          1996
                                         ----          ----

 Beginning of year                   $59,950,006    $29,448,092
 Sales of gas produced, net of
   production costs                  (16,873,512)    (7,138,180)
 Net changes in prices and
   production costs                   (8,580,456)     4,933,466
 Extensions and discoveries            9,476,051              -
 Revisions of previous quantity
   estimates                          (4,970,078)    (2,659,980)
 Change from purchases of minerals
   in place                            3,946,617     36,340,737
 Change from sale and transfers of
  minerals in place                            -     (2,361,900)
 Changes in future taxes                (117,072)        42,210
 Accretion of discount                 3,810,642      2,655,425
 Changes in timing and other           1,131,270     (1,309,864)
                                      ----------     ----------
      End of year                    $47,773,468    $59,950,006
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

                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By: /s/ Rick G. Avare
                            ------------------------------------
                             Rick G. Avare
                             President, CEO and Director

Date:  April 7, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                         Title                  Date

                               Chairman of the Board
/s/ Douglas L. Hawthorne        and Director              April 7, 1998
-------------------------
Douglas L. Hawthorne

                               President, Chief Executive
/s/ Rick G. Avare                Officer, and Director    April 7, 1998
-------------------------
Rick G. Avare                  (Principal Executive Officer)


                               Director and President,
                                Southern Gas Company
/s/ Leonard K. Nave             of Delaware, Inc.         April 7, 1998
-------------------------
Leonard K. Nave


/s/ Ralph A. Currie            Chief Financial Officer    April 7, 1998
-------------------------
Ralph A. Currie


                               Director
-------------------------
Dr. Donald A. Schellpfeffer


/s/ David Fox, Jr.             Director                   April 7, 1998
-------------------------
David Fox, Jr.


/s/ Len Aldridge               Director                   April 7, 1998
-------------------------
Len Aldridge


                               Director
------------------------
Robert L. McIntyre

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

3.11      Copy of the Certificate eliminating the
          Series B Preferred Stock (incorporated by
          reference to Exhibit 3.11 to the Company's
          Form 8-K filed on April 24, 1997).                    *

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

10.74     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Douglas L. Hawthorne, dated
          December 29, 1996 (incorporated by reference
          to Exhibit 10.74 to the Registrant's Form
          10-KSB for the fiscal year ended December 31,
          1996 [the "1996 Form 10-KSB"]).                       *

10.75     Termination of Participation Agreement
          by and between American Resources of
          Delaware, Inc. and The Kandy Limited
          Partnership, dated December 29, 1996
          (incorporated by reference to Exhibit 10.75
          to the Registrant's 1996 Form 10-KSB).                *

10.76     Termination of Participation Agreement
          by and between American Resources of
          Delaware, Inc. and Donald A. Schellpfeffer,
          dated December 29, 1996 (incorporated by
          reference to Exhibit 10.76 to the Registrant's
          1996 Form 10-KSB).                                    *

10.79     Termination of Participation Agreement by
          and between American Resources of Delaware,
          Inc. and Douglas L. Hawthorne Retirement
          Plan-001 Dtd. 2/22/95, dated December 29,
          1996 (incorporated by reference to Exhibit
          10.79 to the Registrant's 1996 Form 10-KSB).          *

10.80     Securities Purchase Agreement dated July 16,
          1997 between the Company and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.80 to
          Company's Form 8-K filed on July 25, 1997).           *

10.81     Registration Rights Agreement dated July 16,
          1997 between the Company and Den norske Bank
          ASA (incorporated by reference to Exhibit 10.81
          to the Company's Form 8-K filed on July 25, 1997).    *

10.82 Co-Sale Agreement dated July 16, 1997 among the Company, Rick G. Avare, Southern Gas
          Holding Company, Inc. and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.82 to the Company's Form 8-K filed on July 25,
          1997).                                                *

10.83     Letter of Intent between the Company and
          Prima Capital, LLC (incorporated by reference
          to Exhibit 10.83 to the Company's Form 8-K
          filed on September 24, 1997).                         *

10.84     Copy of the letter of resignation from
          William Bishop (incorporated by reference to
          Exhibit 10.84 to the Company's Form 8-K filed
          on October 1, 1997).                                  *

10.85     Copy of the Stock Purchase Agreement between
          Prima Capital, LLC and the Company (incorporated
          by reference to Exhibit 10.85 to the Company's
          Form 8-K filed on November 19, 1997).                 *

10.86     Copy of the First Amended and Restated
          Credit Agreement between the Company and Den
          norske Bank, AS (incorporated by reference to
          Exhibit 10.86 to the Company's Form 8-K filed
          on November 19, 1997).                                *

10.87     Purchase and Sale Agreement by and between
          the Company and K.E. Resources, Ltd., entered
          into on December 16, 1997 (incorporated by
          reference to Exhibit 10.87 to the Company's
          Form 8-K filed on December 30, 199).                  *

10.88     Press release announcing agreement to
          acquire offshore Gulf of Mexico assets from
          TECO Oil & Gas, Inc. (incorporated by reference
          to Exhibit 10.88 to the Company's Form 8-K
          filed on January 16, 1998).                           *

10.89     Purchase and Sale Agreement between
          American Resources of Delaware, Inc.,
          American Resources Offshore, Inc., TECO
          Oil & Gas, Inc. and TECO Energy, Inc.
          (incorporated by reference to Exhibit 10.89
          to the Company's Form 8-K filed on
          March 16, 1998).                                      *

10.90     Promissory Note from American Resources
          Offshore, Inc. in favor of TECO Oil & Gas,
          Inc. (incorporated by reference to Exhibit
          10.90 to the Company's Form 8-K filed
          on March 16, 1998).                                   *

10.91 Warrant Agreement between American Resources of Delaware, Inc. and TECO Oil & Gas, Inc.
          (incorporated by reference to Exhibit 10.91 to the Company's Form 8-K filed on March 16,
          1998).                                                *

21.0      Subsidiaries of American Resources of
          Delaware, Inc.                                      110

23.1      Consent of KPMG Peat Marwick, LLP.                  111

23.2      Consent of Netherland, Sewell & Associates, Inc.    112

23.3      Consent of Richard M. Russell & Associates, Inc.    113

23.4      Consent of Ryder Scott Company, Petroleum
          Engineers                                           114

* Previously filed

                               Exhibit 21.0



           SUBSIDIARIES OF AMERICAN RESOURCES OF DELAWARE, INC.



1.   Southern Gas Co. of Delaware, Inc., a Delaware corporation

2.   American Resources Offshore, Inc., a Delaware corporation

                     Exhibit 23.1

            Consent of Independent Auditors
            -------------------------------



The Board of Directors
American Resources of Delaware, Inc. and Subsidiary:

We consent to incorporation by reference in the following registration statements of American Resources of Delaware, Inc. and Subsidiary of our report dated March 26, 1998 related to the consolidated balance sheet of American Resources of Delaware, Inc. and Subsidiary as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, which report appears in the December 31, 1997 annual report on Form 10-KSB of American Resources of Delaware, Inc. and Subsidiary.

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

(d) The company's registration statement on Form S-8, Commission File No. 33-95260 (1994 Compensatory Stock
     Option Plan - Additional Shares).

(e) The company's registration statement on Form S-8, Commission File No. 333-654 (Andrew J. Kacic Severance
     Agreement).

(f) The company's registration statement on Form S-3, Commission File No. 333-656 (effective October 8, 1996).

(g) The company's registration statement on Form S-3, Commission File No. 333-18821 (effective January 23, 1997).

                                               KPMG Peat Marwick LLP


Houston, Texas
April 7, 1998

                       Exhibit 23.2

NSAI   Netherland, Sewell
       & Associates, Inc.
-------------------------





   CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
   ---------------------------------------------------------

     As independent oil and gas consultants, Netherland, Sewell & Associates, Inc. hereby consents to (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1997, to the interest of American Resources of Delaware, Inc. and subsidiary (ARI) in certain oil and gas properties,
(b) all references to our firm included in or made a part of ARI's annual report on Form 10-KSB for the year ended December 31, 1997, and (c) the incorporation by reference thereof into ARI's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260,
and 333-654) and Form S-3 (Nos. 333-656 and 333-18821).


                         NETHERLAND, SEWELL & ASSOCIATES, INC.



                         By: /s/ Clarence M. Netherland
                            ------------------------------------
                                Clarence M. Netherland
                                Chairman



Dallas, Texas
March 31, 1998

                      Exhibit 23.3

RICHARD M. RUSSELL & ASSOCIATES, INC.
-----------------------------------------------------------------
CONSULTING ENGINEERS





          Consent of Independent Consulting Engineer
          ------------------------------------------



As independent consulting engineer, Richard M. Russell & Associates, Inc. consents to a) the use of our report dated February 18, 1998 setting forth our estimates of reserves and future revenue as of January 1, 1998 to American Resources of Delaware, Inc. and subsidiary (ARI) interest in certain oil and gas properties, and
b) all references to our firm included in or made a part of ARI's annual report on Form 10-KSB for the year ended December 31, 1997,
c) the incorporation by reference thereof into ARI's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260,
and 333-654) and Form S-3 (Nos. 333-656 and 333-18821), and d) the
reference to our firm under the heading "Experts" in the prospectus.


                         Richard M. Russell & Associates, Inc.



                         By: /s/ Richard M. Russell
                            ------------------------------------
                                Richard M. Russell
                                President



Nashville, Tennessee
March 24, 1998



              2003 BLAIR BOULEVARD NASHVILLE, TENNESSEE 37212
        615-385-5446 FAX 615-292-7375 E MAIL RCYCLE @IX.NETCOM.COM

                      Exhibit 23.4

Ryder Scott Company
Petroleum Engineers
-------------------



     CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
     ---------------------------------------------------------

     As independent oil and gas consultants, Ryder Scott Company hereby consents to (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1997, to the interest of American Resources of Delaware, Inc. and subsidiary (ARI) in certain oil and gas properties, (b) all references to our firm included in or made a part of ARI's annual report on Form 10-KSB for the year ended December 31, 1997, (c) the incorporation by reference thereof into ARI's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260, and 333-654) and
Form S-3 (Nos. 333-656 and 333-18821), and (d) the reference of our firm under the heading "Experts" in the prospectus.


                           RYDER SCOTT COMPANY
                           PETROLEUM ENGINEERS







Houston, Texas
March 31, 1998