Form 10-Q
period 1998-03-31
AMERICAN RESOURCES OF DELAWARE INC
filed 1998-05-18
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from      to     .
                                    ----    ----

                   Commission File No. 0-21472

              AMERICAN RESOURCES OF DELAWARE, INC.
         (Name of small business issuer in its charter)

           DELAWARE                               86-0713506
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)


160 MORGAN STREET, P. O. BOX 87
VERSAILLES, KENTUCKY                                40383
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   606-873-5455

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  xx                  NO
              ----                    ----

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

     On March 31, 1998, 10,207,231 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 265,517 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes     ;  No   xx  .
    ----      ------

              AMERICAN RESOURCES OF DELAWARE, INC.
                           FORM 10-Q

              For the Quarter Ended March 31, 1998

                              INDEX

                                                            Page
                                                           Number

PART I    -    FINANCIAL INFORMATION                         1

Item 1    -    Financial Statements                          1

               Introduction to the Financial Statements      2

               Condensed Consolidated Balance Sheets -
               March 31, 1998 (unaudited) and
               December 31, 1997                             3

               Condensed Consolidated Statements of
               Operations - Three Months Ended
               March 31, 1998 (unaudited) and 1997           5

               Condensed Consolidated Statements of
               Stockholders' Equity - Three Months
               Ended March 31, 1998 (unaudited)              6

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended March 31,
               1998 (unaudited) and 1997                     7

               Notes to Condensed Consolidated
               Financial Statements                          8

Item 2         -    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                              14

PART II   -    OTHER INFORMATION                            19

Item 1	       -    Legal Proceedings                       19

Item 6         -    Exhibits and Reports on Form 8-K        19

               Signature                                    20

               Exhibit Index                                21

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The Financial Statements for the three months ended March 31, 1998 and 1997 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1997.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARIES
                         ----------------

                CONDENSED, CONSOLIDATED FINANCIAL
                ---------------------------------
                           STATEMENTS
                           ----------

                   FOR THE THREE MONTHS ENDED
                   --------------------------
                    MARCH 31, 1998 AND 1997
                    -----------------------

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                         AND SUBSIDIARIES
                         ----------------

             CONDENSED, CONSOLIDATED BALANCE SHEETS
             --------------------------------------


                             ASSETS
                             ------



                                          MARCH 31,
                                          ---------
                                            1998         DECEMBER 31,
                                            ----         ------------
                                         (UNAUDITED)        1997(*)
                                         -----------        -------

Current assets:
 Cash and cash equivalents              $  1,314,871     $ 1,180,638
 Accounts and notes receivable, net        4,365,655       4,964,253
 Deferred tax asset                          133,734         111,583
 Prepaid expenses and other                  515,327         312,900
                                         -----------      ----------
      Total current assets                 6,329,587       6,569,374

Oil and gas properties, at cost
 (successful efforts method)             115,212,876      57,172,781
Property and equipment, at cost           12,521,479      12,352,988
                                         -----------      ----------
                                         127,734,355      69,525,769

   Less accumulated depreciation,
    depletion and amortization           (20,983,734)    (18,276,276)
                                         -----------      ----------

      Net property and equipment         106,750,621      51,249,493
                                         -----------      ----------

Other assets:
 Investment in unconsolidated
  subsidiaries                             2,547,451       2,547,451
 Notes receivable                            390,137         406,806
 Deferred financing costs, net             1,439,540         470,168
 Other assets                                293,768         322,642
                                         -----------      ----------

      Total other assets                   4,670,896       3,747,067
                                         -----------      ----------
                                        $117,751,104     $61,565,934
                                         ===========      ==========

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

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARIES
                            ----------------

          CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
          --------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------


                                          MARCH 31,
                                          ---------
                                            1998          DECEMBER 31
                                            ----          -----------
                                         (UNAUDITED)        1997(*)
                                         -----------        -------

Current liabilities:
 Current maturities of long-term debt   $ 41,309,651    $  4,682,006
 Note payable to related third party               -         225,000
 Accounts payable-trade                    1,215,194         963,169
 Accrued taxes payable                       180,748         175,095
 Unearned revenue                            707,687         820,051
 Accrued expenses and other                1,225,805         524,668
                                         -----------      ----------

      Total current liabilities           44,639,085       7,389,989

Long-term debt, excluding
  current maturities                      44,001,771      25,392,892

Unearned revenue                           1,918,432       2,095,643

Deferred tax liability                     2,367,647       2,165,882

Stockholders' equity:
  Series 1993 8% Convertible Preferred
    Stock, par value $12.00 per share;
    265,517 and 268,851 shares issued
    and outstanding at March 31, 1998
    and December 31, 1997, respectively    2,154,762       2,181,819
  Common Stock, par value $.00001 per
    share; 50,000,000 shares authorized;
    10,207,231 and 10,193,676 shares
    issued and outstanding at March 31,
    1998 and December 31, 1997,
    respectively                                 102             102

Additional paid-in capital                22,554,660      22,500,134

Retained earnings                            828,055         552,883

Treasury stock                              (713,410)       (713,410)
                                         -----------      ----------

      Total stockholders' equity          24,824,169      24,521,528

Commitments and contingencies                      -               -
                                         -----------      ----------

                                        $117,751,104     $61,565,934
                                         ===========      ==========

*Derived from audited financial statements.


See accompanying notes to condensed, consolidated financial statements.

                 AMERICAN RESOURCES OF DELAWARE, INC.
                 ------------------------------------
                            AND SUBSIDIARIES
                            ----------------

     CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     ------------------------------------------------------------

               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               ------------------------------------------


                                      1998           1997
                                      ----           ----


Revenues:
 Production                      $ 6,253,877    $ 3,763,097
 Transportation                      192,427        211,494
 Marketing                         2,164,558     10,534,742
 Other                                91,690         11,640
                                  ----------     ----------
                                   8,702,552     14,520,973
                                  ==========     ==========

Expenses:
 Production                          868,061        541,766
 Transportation                       58,043         94,073
 Marketing                         2,087,862     10,548,429
 Depreciation, depletion and
  amortization                     3,464,370      1,377,820
 Administrative expenses             768,211        795,412
 Other                                30,668         36,461
                                  ----------     ----------
                                   7,277,215     13,393,961
                                  ----------     ----------

Operating income                   1,425,337      1,127,012

Other income (expense):
 Interest income                      27,908         12,486
 Interest expense                   (948,843)      (684,086)
 Other                                     -            619
                                  ----------     ----------
                                    (920,935)      (670,981)
                                  ----------     ----------

     Income before income
      tax expense                    504,402        456,031

Income tax expense                  (201,761)      (177,850)
                                  ----------     ----------

     Net income                  $   302,641    $   278,181
                                  ==========     ==========

Per common share:
 Basic                                  $.03           $.03
                                         ===            ===

Weighted average number of common
 shares outstanding                9,998,564      7,224,600
                                  ==========     ==========

Diluted                                 $.03           $.03
                                         ===            ===

Weighted average number of
  common shares and dilutive
  potential common shares         10,265,748      8,862,019
                                  ==========     ==========


See accompanying notes to condensed, consolidated financial statements.

                    AMERICAN RESOURCES OF DELAWARE, INC.
                    ------------------------------------
                              AND SUBSIDIARIES
                              ----------------

          CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   -----------------------------------------
                                  (UNAUDITED)
                                  -----------


             Common Stock                      8% Preferred Stock
           ----------------                ----------------------------
            Number                         Number                Net of                  Additional
              of       Par    Convertible    of        Par      Discount      Paid-in     Treasury    Retained
            Shares    Value   Securities   Shares     Value      Value        Capital       Stock     Earnings     Total
            ------    -----   -----------  ------     -----     --------      -------    ----------   --------     -----

Balances,
December
31, 1997  10,193,676  $102            -    268,851  $3,226,213  $2,181,819  $22,500,134  ($713,410)   $552,883   $24,521,528

Conversion
of Series 1993
Convertible
Preferred
Stock to
Common
stock          3,334     -            -     (3,334)    (40,008)    (27,057)      27,057          -           -             -

Common
Stock
Dividends
issued or
accrued       10,221     -            -          -           -           -       27,469           -    (27,469)            -

Net income         -     -            -          -           -           -            -           -    302,641       302,641
           ---------   ---    ---------   --------  ----------  ----------   ----------  ----------  ---------   -----------
Balances,
March 31,
1997      10,207,731  $102            -    265,517  $3,186,205  $2,154,762  $22,554,660   $(713,410)  $828,055   $24,824,169
          ==========  ====    =========   ========  ==========  ==========  ===========   =========   ========   ===========

See accompanying notes to condensed, consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                              AND SUBSIDIARIES
                              ----------------

        CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
        -----------------------------------------------------------



                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------


                                     1998           1997
                                     ----           ----

Net cash provided by operating
  activities                     $ 5,107,349    $ 2,587,100
                                  ----------     ----------

Investing activities:
 Purchases of property and
  equipment                      (58,962,452)    (1,653,502)
 Payments on notes receivable        (16,669)       150,410
 Issuance of notes receivable              -        (35,000)
 Purchase of 6% Junior
  Preferred Stock                          -              -
 Proceeds from sale of assets          2,300              -
                                  ----------     ----------

      Net cash used in
        investing activities     (58,976,821)    (1,538,092)
                                  ----------     ----------

Financing activities:
 Proceeds from borrowings         58,300,000      1,027,752
 Payments on borrowings           (3,288,476)    (1,224,901)
 Other                            (1,007,820)      (167,038)
                                  ----------     ----------

      Net cash provided by (used
        in) financing activities  54,003,704       (364,187)
                                  ----------     ----------

      Increase (decrease) in cash    134,232        684,821

Cash and cash equivalents at
  beginning of period              1,180,638        353,419
                                  ----------     ----------

Cash and cash equivalents at
  end of period                    1,314,870    $ 1,038,240
                                  ==========     ==========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 10,221 and 10,754 shares of Common Stock to holders of the Series 1993 and Series B Preferred Stock during the three months ended March
31, 1998 and 1997, respectively.

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

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

       NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
       ----------------------------------------------------
                           (UNAUDITED)
                           -----------


(1)  GENERAL

     American Resources of Delaware, Inc. (ARI or the Company), a Delaware corporation organized on August 14, 1992, is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties offshore Louisiana and onshore Mississippi (Gulf Coast Region) and in southeastern Kentucky (Appalachian Region). The Company also gathers and markets natural gas in the Appalachian Region. These activities are considered to be one business segment for financial reporting purposes.

     The accompanying condensed, consolidated financial statements include the accounts of ARI and its Subsidiaries, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1997 Form 10-KSB of the Company that was filed with the Securities and Exchange Commission.

     Basic and diluted income per common share were computed after consideration of dividend requirements on Preferred Stock, using the weighted average number of shares outstanding and the weighted average number of common shares and dilutive potential common shares outstanding, respectively, during each of the years presented. Outstanding stock options and warrants are potential Common Stock equivalents and have been considered when the effect is dilutive.

     Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

(2)  PROPERTY AND EQUIPMENT

     On March 5, 1998, the Company purchased interests in 41 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
     (TECO). The purchase consists of an average 30% interest in approximately 194,000 acres, 5 producing wells, partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 13,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development (HED). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 12 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------


     opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified 27 initial drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $37,880,000 was paid from funds borrowed under the Company's credit facility and a bridge loan provided by DNB Energy Assets, Inc. (DNB), successor to Den norske Bank, AS (Den norske), and the balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO Note). The TECO Note bears interest at the initial rate of 10% per annum and increases 2% each quarter commencing July 1, 1998, with a maximum interest rate of 18%. The TECO Note matures on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries.

     In addition to the TECO Note, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO
     Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO
     Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. The Company filed Forms 8-K and 8-K/A regarding this transaction with the Securities and Exchange Commission on January 16, 1998 and March 16, 1998, respectively.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                                March 31,     December 31,
                                                  1998            1997


Borrowings under the Company's credit
 facility, as amended, with DNB,
 reduction subject to availability under
 borrowing base, $50,000,000 available
 borrowing base effective March 5, 1998,
 monthly reduction against the available
 borrowing base of $425,000, increasing to
 $600,000 on June 1, 1998, interest payable
 monthly at the Floating Rate, or LIBO Rate
 plus 2 1/2%, secured by oil and gas
 properties, equipment and receivables.        $49,000,000     $28,700,000


Term Loan A payable to DNB, due
 September 30, 1998, with interest payable
 monthly at the Floating Rate, or LIBO Rate
 plus 3% per annum, secured by oil and gas
 properties.                                    15,000,000               -


Term Loan B payable to DNB, due
 July 1, 1998, with interest payable monthly
 at the Floating Rate, or LIBO Rate plus
 3% per annum, secured by oil and gas
 properties.                                     1,500,000               -


Note payable to TECO Oil & Gas, Inc., with
 interest at 10% per annum, increasing 2%
 each quarter the note remains unpaid
 commencing July 1, 1998, with a maximum
 rate of 18%, due October 1, 1998.              18,500,000               -


Note payable to related party, recourse only
 to specific properties, interest payable at 9.5%
 in connection with the purchase of oil and gas
 properties from Prima Capital, LLC.             1,275,000       1,500,000


Other notes                                         36,422          99,898
                                                ----------      ----------
                                                85,311,422      30,299,898

Less - Current portion                         (41,309,651)     (4,907,006)
                                                ----------      ----------

Long-term debt                                 $44,001,771     $25,392,892
                                                ==========      ==========

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------


     On September 28, 1995, the Company entered into a $20,000,000 revolving credit facility through February 1, 2002 with Den norske. By November 1, 1997, the revolving credit facility had been increased to $75,000,000 and the available borrowing base was increased to $30,000,000. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB and increased to $50,000,000 to facilitate the purchase of oil and gas properties from TECO Oil & Gas, Inc. (TECO). As of March 31, 1998, the balance due under the revolving credit facility was $49,000,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under DNB's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. At March 31, 1998, monthly principal reductions are $425,000; however, commencing June 1, 1998, monthly principal reductions will be $600,000. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     On March 5, 1998, DNB also provided bridge loans totalling
     $16,500,000 in order for the Company to complete the acquisition of the TECO properties. $1,500,000 of the bridge loans matures in July 1998 with the balance maturing on September 30, 1998.

     Under the credit agreement with DNB, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio.
     At March 31, 1998, the Company was in compliance with all of the required financial covenants.

     Also in order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed a note in favor of TECO in the amount of $18,500,000 which matures in October 1998.


(4)  CONVERTIBLE SECURITIES PRIVATE PLACEMENT

     In 1996, the Company privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a required conversion of one year from date of issuance. The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion (the Conversion Price). The Company agreed to register the shares of common stock into which the securities were convertible within 120 days after demand was made by a security holder. As of March 31, 1997, securities totaling $2,996,784 had been converted into 1,401,002 shares of common stock. As of June 9, 1997, securities totaling $5,538,483 had been converted into 3,101,864 shares of common stock, inclusive of the 4% dividend shares paid as of the date of conversion, and the remaining securities totaling $461,517 had been redeemed by the Company pursuant to its rights under the security documents. The Company was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

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

          Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 265,517 and 268,851 shares are outstanding at March 31, 1998 and December 31,
          1997, respectively.

          Series B Preferred Stock, designated by the Board of Directors, was convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock had a liquidation preference of $10.00 per share, but was junior to the Series 1993 Preferred Stock. Dividends were payable quarterly at the rate of 6% in cash or common stock. There were 1,000,000 shares authorized and zero shares outstanding at March 31, 1998 and December 31, 1997, respectively. During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating the Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation. The Certificate eliminating the Series B Preferred Stock was accepted by the Office of the Secretary of State of Delaware on April 16, 1997.

     On January 15, 1998, the Board of Directors declared dividends payable in Common Stock on January 22, 1998, to holders of the Series 1993 Preferred Stock totaling 10,221 shares.

     The Company has reserved 2,000,000 shares of common stock for issuance under a 1994 Compensatory Stock Option Plan
     (CSO).  Outstanding stock options, which include CSO plan

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
----------------------------------------------------------------
                           (UNAUDITED)
                           -----------

     and non-plan options, granted to employees, consultants, officers and directors for the purchase of the Company's common stock are as follows:

                                            Price Per Share

                                 Shares       From     To

     Balance December 31, 1997  3,120,397     $3.00   $8.00

       Granted                          -         -       -
      Terminated                        -         -       -
                                ---------

     Balance March 31, 1998     3,120,397     $3.00   $8.00
                                =========

     Outstanding options at March 31, 1998 include 1,976,410 issued under the CSO, all of which are exercisable, and 1,143,987 non-plan options, 843,987 of which are immediately exercisable. Outstanding options at March 31, 1998 expire between July 14, 1998 and February 1, 2005.

     At March 31, 1998, the Company has outstanding warrants to purchase 1,201,667 shares of common stock at exercise prices from $3.00 to $5.00 per share.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

     This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1998 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed elsewhere in this Form 10-Q and in the Form 8-K which the Company filed with the Securities and Exchange Commission on July 25, 1997.

     RECENT DEVELOPMENTS

     On March 5, 1998, the Company purchased interests in 41 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc. ("TECO"). The purchase consists of an average 30% interest in approximately 194,000 acres, 5 producing wells, partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 13,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development ("HED"). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 12 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified 27 initial drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $37,880,000 was paid from funds borrowed under the Company's credit facility and a bridge loan provided by DNB Energy Assets, Inc. ("DNB"), successor to Den norske Bank, AS ("Den norske"), and the balance of $18,500,000 was in the form of a promissory note in favor of TECO ("TECO Note"). The TECO Note bears interest at the initial rate of 10% per annum and increases 2% each quarter commencing July 1, 1998, with a maximum interest rate of 18%. The TECO Note matures on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries.

     In addition to the TECO Note, the parties entered into a warrant agreement ("TECO Warrant Agreement") granting TECO warrants to acquire 600,000 shares of common stock of the Company
("First Warrants") at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant
Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, "Secondary Warrants"). The price per share of common stock evidenced by the Secondary Warrants is $.00001. The Company filed Forms 8-K and 8-K/A regarding this transaction with the Securities and Exchange Commission on January 16, 1998 and March
16, 1998, respectively.

     During the first quarter of 1998, the Company entered into an agreement with J. M. Huber Corporation for the development of Grand Island Block 55, offshore Louisiana. During the drilling of the initial well, reserves were encountered; however, due to mechanical difficulties, the Company is currently in the process of drilling a sidetrack well and expects the well to reach total depth prior to May 31, 1998. The Company owns a 50% working interest in the well.

     During the first quarter of 1998, the Company commenced the drilling of a well on Galveston Block 213, a property purchased in the TECO acquisition. The well is being operated by Basin Exploration, Inc. and is expected to commence production by May 31, 1998. Based upon the initial tests, the Company believes that the well will commence production at a rate in excess of 9 million cubic feet ("mmcf") of natural gas per day. The Company owns a 33.3% working interest in the well.

     In April 1998, the Company entered into a Participation
Agreement with Westport Oil & Gas Company, Inc. to develop
Vermillion Block 220, offshore Louisiana. The parties commenced the drilling of a well; and after review of the drilling results, the Company has elected not to complete the well.

     On May 6, 1998, the Company entered into a Participation Agreement to acquire 16.67% working interest in High Island Block 105, offshore Texas. The parties have commenced the drilling of a well on that block and anticipate completion of the drilling by May 31, 1998.

     ADOPTION OF NEW ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The adoption of SFAS No. 130 had no impact on the Company's financial statements for the quarter ended March 31, 1998.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments be included in interim reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. As SFAS No. 130 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
1998 AND 1997:

     Total revenues for the first three months of 1998 decreased
40% to $8,702,552 from $14,520,973 for the comparable period in 1997. Corresponding operating expenses decreased 46% to $7,277,215 in 1998, from $13,393,961 in 1997. Components of the decreases are as follows:

--   PRODUCTION: Production revenues increased 66%, to $6,253,877
     ----------
     for the three months ended March 31, 1998 as compared with $3,763,097 for the same period in 1997. The additional revenues are primarily due to production from the TECO wells which were acquired during the first quarter of 1998.

     The Company sells the bulk of its Kentucky production under long term contracts. During the first quarter of 1998, the Company received an average price of $2.42 per thousand cubic feet ("mcf") on its produced gas as compared with $2.20 per mcf in 1997. This increase is due to increases in pricing of certain long term contracts.

     The Company's Gulf Coast production, which experienced significant growth due to the addition of the TECO wells, realized average prices during the first quarter of 1998 of $13.28 per barrel of oil and $2.17 per mcf of gas. The increase in gas production as a result of the addition of the TECO wells assisted in offsetting the effect of declining oil and gas prices.

     As expected, production costs also increased 60% to $868,061 for the three months ended March 31, 1998 from $541,766 for the same period in 1997. This was primarily due to the production costs associated with the TECO wells of approximately $175,000.

     The Company acquired significant lease positions in the Gulf
     Coast region from TECO during the three months ended March
     31, 1998 and intends to actively develop the area with various other joint interest owners.

--   MARKETING:  Marketing revenues decreased 80% to $2,164,558
     ---------
     from $10,534,742 for the comparable period in 1997. Corresponding marketing expenses decreased 80% to $2,087,862 from $10,548,429 in the first quarter of 1997. The Company's marketing volumes have decreased to .8 billion cubic feet ("bcf") for the three months ended March 31, 1998 as compared to 2.8 bcf for the comparable period in 1997. The volume decrease is primarily due to the elimination of third party sales on the spot market through the Company's association with Southern Resources, Inc. as a result of the Company's decision to focus on exploration and development activities. However, due to the small profit margins and administrative expenses associated with the Southern Resources gas sales contracts, its termination had no adverse effect on the Company's net income.

     The Company utilizes forward sales contracts for portions of its Gulf Coast Region natural gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in natural gas prices. As of March 31, 1998, the Company had forward sales arrangements with respect to 67% of its estimated net natural gas production for 1998, including 10,000 mcf per day subject to call agreements at $2.70 per mcf for a period of two years commencing April 1, 1998. The Company continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

--   DEPRECIATION, DEPLETION AND AMORTIZATION:  Depreciation,
     ----------------------------------------
     depletion and amortization increased 151% to $3,464,370 for the three months ended March 31, 1998 as compared with $1,377,820 for the same period in 1997. The increase results primarily from approximately $1,100,000 of depletion on the TECO wells.

--   ADMINISTRATIVE EXPENSES:  Administrative expenses decreased
     -----------------------
     3% to $768,211 for the three months ended March 31, 1998 as compared with $795,412 for the same period in 1997. The decrease in administrative expenses is primarily due to the reclassification of certain production, marketing and financing costs to production, marketing and interest expense. The decrease was partially offset by the Company's expansion of its Gulf
     Coast operations by the formation and staffing of a wholly-owned subsidiary, American Resources Offshore, Inc.
     ("ARO") subsequent to March 31, 1997.

     Significant components of administrative expenses for the three months ended March 31, 1998 included payroll of $400,576, professional fees of $84,756, and insurance of $45,471.

--   OTHER INCOME(EXPENSE):  Other income (expense) items
     ---------------------
     consisted of the following:

     *    INTEREST INCOME:  Interest income for the three months
          ---------------
          ended March 31, 1998 was $27,908 compared with $12,486 for the same period in 1997.

     *    INTEREST EXPENSE:  Interest expense increased to
          ----------------
          $948,843 for the three months ended March 31, 1998 as compared to $684,086 for the same period in 1997. This results primarily from increased borrowings under the Company's credit facility and bridge loans and the TECO Note. Outstanding borrowings were $85,311,422 at March 31, 1998 as compared with $25,087,205 at March 31, 1997. The additional borrowings have been used to assist in expanding the Company's exploration, development and property acquisition activities.

     *    NET INCOME:  Net income for the three months ended
          ----------
          March 31, 1998 was $302,641 as compared with $278,181
          for the same period in 1997. Operating income was $1,425,337 in 1998 versus $1,127,012 in 1997. The operating income increase in 1998 is primarily attributable to an increase in production revenues net of production expenses of approximately $2,164,485. The effect of this increase was partially offset by increases in depreciation, depletion and amortization of $2,086,550.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at March 31, 1998 totalled $1,314,871 as compared to $1,180,638 at December 31, 1997.
Historically, the Company has funded its oil and gas exploration and development activities with operating cash flows, bank borrowings and issuance of equity and debt securities. The Company has a $75 million credit facility through DNB which provides a $50 million borrowing base. Of the $50 million borrowing base, $49 million has been fully utilized in order to complete the acquisition of the TECO properties in March 1998. The remaining purchase price for the TECO properties was provided by bridge loans of $16.5 million from DNB and the TECO Note in the amount of $18.5 million.

     Under the credit facility with DNB, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At March 31, 1998, the Company was in compliance with all of the required financial ratios.

     In its Report on Form 10-KSB for the year ending December 31, 1997, the Company estimated the capital expenditures for its development and exploratory program to be $39 million in 1998. However, after further review and consideration, the Company has revised its estimate to $34 million. These expenditures are substantially at the discretion of the Company; and while the Company does not currently have sufficient cash to fully fund the proposed program, it does intend to obtain the necessary funds. There are no assurances that the funds can be obtained or that they can be obtained under terms acceptable to the Company. In the event the Company is unable to obtain sufficient funds under acceptable terms, it will be necessary for the Company to adjust the level of the development and exploratory program.

     A portion of the DNB bridge loan matures in July 1998 with the balance maturing on September 30, 1998; and in the event the Company fails to satisfy these commitments or refinance the debt, the Bank could declare the Company in default. To date, the Company has not taken any steps to adjust its capital expenditures in order to cover the DNB bridge loans. Unless DNB extends the terms of the bridge loans, the shortage will have to be covered from funds from other sources, including additional borrowings.

     The TECO Note matures in October 1998; and in the event the Company fails to satisfy this commitment or refinance the debt, TECO could declare the Company in default. However, TECO is a party to an agreement between the Company and DNB which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company.

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

     YEAR 2000. The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and its does not currently anticipate any disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company has previously reported legal proceedings in its 10-K (see the Company's Report on Form 10-KSB for the year ended
December 31, 1997).

     On May 13, 1998, the Company was named as a defendant in litigation filed by Wright Enterprises asserting successor liability to certain alleged obligations of Southern Gas Company, Inc. Based upon the allegations set forth in the complaint, the Company believes there is a strong likelihood that it will be successful in the defense of this matter; and the litigation will have no material impact on the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following Exhibits are either attached hereto or incorporated herein by reference:

          10.88 Press release announcing agreement to acquire offshore Gulf of Mexico assets from TECO Oil & Gas, Inc. (incorporated by reference to
                    Exhibit 10.88 to the Company's Report on Form 8-K filed on January 16, 1998).

          10.89 Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc., TECO Oil & Gas,
                    Inc. and TECO Energy, Inc. (incorporated by reference to Exhibit 10.89 to the Company's Report on Form 8-K/A filed on March 16, 1998).

          10.90 Promissory Note from American Resources Offshore, Inc. in favor of TECO Oil & Gas, Inc. (incorporated by reference to Exhibit
                    10.90 to the Company's Report on Form 8-K/A filed on March 16, 1998).

          10.91 Warrant Agreement between American Resources of Delaware, Inc. and TECO Oil and Gas, Inc. (incorporated by reference to Exhibit 10.91 to the Company's Report on Form 8-K/A filed on March 16, 1998).

          10.92 First Amendment to First Amended and Restated Credit Agreement dated March 5, 1998 between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., American Resources Offshore, Inc. and DNB Energy Assets, Inc.*

     *Filed herewith.

     (b)  Reports on Form 8-K:

               On January 16, 1998, the Company filed a voluntary
          Report on Form 8-K reporting that it had entered into a letter agreement to purchase all of the offshore Gulf of Mexico assets of TECO Oil & Gas, Inc.

               On March 16, 1998, the Company filed Amendment No. 1 to its Report on Form 8-K filed January 16, 1998, reporting that on March 5, 1998, the Company completed the acquisition of the offshore Gulf of Mexico assets of TECO Oil & Gas, Inc.

                           SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN RESOURCES OF DELAWARE INC.



Date:  May 15, 1998           By: /s/ Ralph A. Currie
                                 --------------------------------
                                   Ralph A. Currie
                                   Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)

                          EXHIBIT INDEX

              AMERICAN RESOURCES OF DELAWARE, INC.


EXHIBIT
NUMBER                     DESCRIPTION                   PAGE NO.

10.88     Press release announcing agreement to
          acquire offshore Gulf of Mexico assets
          from TECO Oil & Gas, Inc. (incorporated
          by reference to Exhibit 10.88 to the
          Company's Report on Form 8-K filed on
          January 16, 1998).                                 *

10.89     Purchase and Sale Agreement between American
          Resources of Delaware, Inc., American Resources
          Offshore, Inc., TECO Oil & Gas, Inc. and
          TECO Energy, Inc. (incorporated by reference
          to Exhibit 10.89 to the Company's Report on
          Form 8-K/A filed on March 16, 1998).               *

10.90     Promissory Note from American Resources
          Offshore, Inc. in favor of TECO Oil & Gas,
          Inc. (incorporated by reference to Exhibit
          10.90 to the Company's Report on Form 8-K/A
          filed on March 16, 1998).                          *

10.91     Warrant Agreement between American Resources
          of Delaware, Inc. and TECO Oil and Gas, Inc.
          (incorporated by reference to Exhibit 10.91
          to the Company's Report on Form 8-K/A filed on
          March 16, 1998).                                   *

10.92     First Amendment to First Amended and Restated
          Credit Agreement dated March 5, 1998 between
          American Resources of Delaware, Inc., Southern
          Gas Co. of Delaware, Inc., American Resources
          Offshore, Inc. and DNB Energy Assets, Inc.*        22


*Previously filed.

                FIRST AMENDMENT TO FIRST AMENDED
                  AND RESTATED CREDIT AGREEMENT





                              AMONG





              AMERICAN RESOURCES OF DELAWARE, INC.
               SOUTHERN GAS CO. OF DELAWARE, INC.
                AMERICAN RESOURCES OFFSHORE, INC.


                               and


                     DNB ENERGY ASSETS, INC.






                          March 5, 1998

                        TABLE OF CONTENTS

                                                             PAGE

ARTICLE I DEFINITIONS. . . . . . . . . . . . . . . . . . . . . .1
     1.01  Terms Defined Above . . . . . . . . . . . . . . . . .1
     1.02  Terms Defined in Agreement. . . . . . . . . . . . . .1
     1.03  References. . . . . . . . . . . . . . . . . . . . . .1
     1.04  Articles and Sections . . . . . . . . . . . . . . . .1
     1.05  Number and Gender . . . . . . . . . . . . . . . . . .2

ARTICLE II     AMENDMENTS. . . . . . . . . . . . . . . . . . . .2
     2.01  Amendment of Section 1.2. . . . . . . . . . . . . . .2
     2.02  Amendment of Section 2.9. . . . . . . . . . . . . . .2
     2.03  Amendment of Section 6.17 . . . . . . . . . . . . . .3
     2.04  Amendment of Section 6.18 . . . . . . . . . . . . . .3
     2.05  Addition of Section 2.25. . . . . . . . . . . . . . .3
     2.06  Amendment of Exhibit I. . . . . . . . . . . . . . . .3

ARTICLE III.   CONDITIONS. . . . . . . . . . . . . . . . . . . .3
     3.01 Receipt of Documents . . . . . . . . . . . . . . . . .4
     3.02  Accuracy of Representations and Warranties. . . . . .4
     3.03 Matters Satisfactory to Lender . . . . . . . . . . . .4

ARTICLE IV     REPRESENTATIONS AND WARRANTIES. . . . . . . . . .4

ARTICLE V RATIFICATION . . . . . . . . . . . . . . . . . . . . .4

ARTICLE VI     MISCELLANEOUS . . . . . . . . . . . . . . . . . .4
     6.01 Scope of Amendment . . . . . . . . . . . . . . . . . .4
     6.02 Agreement as Amended . . . . . . . . . . . . . . . . .5
     6.03 Parties in Interest. . . . . . . . . . . . . . . . . .5
     6.04 Rights of Third Parties. . . . . . . . . . . . . . . .5
     6.05 ENTIRE AGREEMENT . . . . . . . . . . . . . . . . . . .5
     6.06 GOVERNING LAW. . . . . . . . . . . . . . . . . . . . .5
     6.07 JURISDICTION AND VENUE . . . . . . . . . . . . . . . .5

          FIRST AMENDMENT TO FIRST AMENDED AND RESTATED
          ---------------------------------------------
                        CREDIT AGREEMENT
                        ----------------


          This FIRST AMENDMENT TO FIRST AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is made and entered into
                        ---------
effective as of March 5, 1998, among AMERICAN RESOURCES OF DELAWARE, INC. ("ARI"), SOUTHERN GAS CO. OF DELAWARE, INC.
                 ---
("Southern") and AMERICAN RESOURCES OFFSHORE, INC., ("Offshore"),
  --------                                            --------
each a Delaware corporation, (ARI, Southern and Offshore each being a "Borrower" and collectively being the "Borrowers"), and
         --------                              ---------
DNB ENERGY ASSETS, INC., a Delaware corporation, successor to Den Norske Bank AS, a Norwegian Bank (the "Lender").
                                       ------


                      W I T N E S S E T H:
                      - - - - - - - - - -

          WHEREAS, the above named parties or their assignors did
execute and exchange counterparts of that certain First Amended and Restated Credit Agreement dated November 1, 1997 (as amended, the "Agreement"), to which reference is here made for all
     ---------
purposes;

          WHEREAS, the parties subject to and bound by the Agreement are desirous of amending the Agreement in the particulars hereinafter set forth;

          NOW, THEREFORE, in consideration of the mutual covenants and agreements of the parties to the Agreement, as set forth therein, and the mutual covenants and agreements of the parties hereto, as set forth in this Amendment, the parties hereto agree as follows:


                            ARTICLE I
                           DEFINITIONS
                           -----------

          1.01  Terms Defined Above.  As used herein, each of the
                -------------------
terms "Agreement," "Amendment," "ARI," "Borrower," "Borrowers",
       ---------    ---------    ---    --------    ---------
"Lender", "Offshore", and "Southern" shall have the meaning
 ------    --------        --------
assigned to such term hereinabove.

          1.02  Terms Defined in Agreement.  As used herein, each
                --------------------------
term defined in the Agreement shall have the meaning assigned thereto in the Agreement, unless expressly provided herein to the contrary.

          1.03  References.  References in this Amendment to
                ----------
Article or Section numbers shall be to Articles and Sections of this Amendment, unless expressly stated herein to the contrary. References in this Amendment to "hereby," "herein," "hereinafter," "hereinabove," "hereinbelow," "hereof," and "hereunder" shall be to this Amendment in its entirety and not only to the particular Article or Section in which such reference appears.

          1.04  Articles and Sections.  This Amendment, for
                ---------------------
convenience only, has been divided into Articles and Sections and it is understood that the rights, powers, privileges, duties, and other legal relations of the parties hereto shall be determined from this Amendment as an entirety and without regard to such division into Articles and Sections and without regard to headings prefixed to such Articles and Sections.

          1.05  Number and Gender.  Whenever the context
                -----------------
requires, reference herein made to the single number shall be understood to include the plural and likewise the plural shall be understood to include the singular. Words denoting sex shall be construed to include the masculine, feminine, and neuter, when such construction is appropriate, and specific enumeration shall not exclude the general, but shall be construed as cumulative. Definitions of terms defined in the singular and plural shall be equally applicable to the plural or singular, as the case may be.


                           ARTICLE II
                           AMENDMENTS
                           ----------

          The Borrower and the Lender hereby amend the Agreement in the following particulars:

          2.01  Amendment of Section 1.2.   Section 1.2 of the
                ------------------------
Agreement is hereby amended as follows:

          The following definition is amended to read as follows:

          "Applicable Margin" shall mean as to each LIBO
           -----------------
           Rate Loan, the following:

          Borrowing Base                     LIBO
           Utilization                     Rate Loan
          --------------                   ---------

          1) greater than 75%           two and one-half
              of Borrowing Base         percent (22%)

          2) less than or equal to 75%  two and one-fourth
              and equal to 50%          percent (23%)
              of Borrowing Base

          3) less than 50% and          two percent (2%)
              greater than 25%
              of Borrowing Base

          4) equal to or less than 25%  one and three-fourths
              of Borrowing Base         percent (1-3/4%)

          2.02  Amendment of Section 2.9.  Section 2.9(a) is
                ------------------------
amended to read as follows:

          "(a) The Borrowing Base as of the closing of the Teco Oil & Gas, Inc. acquisition is acknowledged by the Borrower and the Lender to be $50,000,000. Commencing on the first
          Business Day of May, 1998, and continuing thereafter on the first Business Day of each calendar month through the Commitment
          Termination Date, the amount of the Borrowing
          Base shall be reduced by $600,000."

          2.03  Amendment of Section 6.14.  Section 6.14 is
                -------------------------
amended to read as follows:

          "6.14 Rental or Lease Agreement.   Enter into any
                -------------------------
          contract to rent or lease any Properties, real or personal; provided, however, the foregoing restriction shall not apply to oil, gas and mineral leases and personal property and equipment leased in the ordinary course of business and included as lease operating expenses in the third party engineering report furnished to the Lender."

          2.04 Amendment of Section 6.17.  Section 6.17 is
               -------------------------
amended to read as follows:

          "6.17 Current Ratio.  For either Borrower,
                -------------
          permit the ratio of Current Assets of such Borrower to Current Liabilities of such Borrower to be less than 1.00 to 1.00.

          2.05  Amendment of Section 6.18.  Section 6.18 is
                -------------------------
amended to read as follows:

          "6.18 Tangible Net Worth of Borrowers.
                -------------------------------
          Permit Tangible Net Worth of Borrowers as of the close of any fiscal quarter to be less than $17,900,000 as of September 30, 1997, plus any equity raised and/or property
          acquisitions, plus 75% of quarterly net
          income beginning December 31, 1997."

          2.06  Addition of Section 2.25.  Section 2.25 is added
                ------------------------
to the Agreement as follows:

          "2.25  Term Loans.  (A) Term Loan A.  The
                 ----------       -----------
          Lender agrees to lend to Borrower the sum of
          $15,000,000 to provide temporary financing for the acquisition of Oil and Gas Properties from Teco Oil & Gas, Inc. Such sum shall be advanced pursuant to the Note described as
          Exhibit I to this Amendment and shall bear interest at the Floating Rate or LIBO Rate, plus three percent (3%) and the interest shall be payable April 1, 1998, and continuing on the first day of each month thereafter, until September 30, 1998, when all interest and principal shall be due and payable. Upon any sale of equity or debt securities by Borrower, Borrower, shall prepay the Term Loan A and all accrued interest and other amounts payable in respect thereof, in full, out of proceeds of such sale.

          (B) Term Loan B.  The Lender agrees to lend
              -----------
          to Borrower the sum of $1,500,000 to provide temporary financing for the acquisition of Oil and Gas Properties from Teco Oil & Gas,
          Inc. Such sum shall be advanced pursuant to the Note described as Exhibit I to this Amendment and shall bear interest at the Floating Rate or LIBO Rate, plus three percent (3%) and the interest shall be payable April 1, 1998, and continuing on the first day of each month thereafter, until July 1, 1998, when all interest and principal shall be due and payable. Payment of Term
          Loan B shall be funded with additional
          capital hereunder to be contributed to
          Borrower by the officers and/or members of the Boards of Directors of Borrower, or by any other Person designated by Rick G. Avare, Chief Executive Officer, or any of them, unless already paid out of proceeds of another sale of equity or debt security to third parties sufficient to pay Term Loan A and other obligations required to be paid out of such sale.@

          2.07 Amendment of Exhibit I.  Exhibit I, i.e. the Form
               ----------------------
of Promissory Note, is as set forth on the three exhibits marked
"Exhibit I" attached to this Amendment.


                          ARTICLE III.
                           CONDITIONS
                           ----------

          The obligation of the Lender to amend the Agreement as provided herein is subject to the fulfillment of the following conditions precedent:

          3.01 Receipt of Documents.  The Lender shall have
               --------------------
received, reviewed, and approved the following documents and other items, appropriately executed when necessary and in form and substance satisfactory to the Lender:

          (a) multiple counterparts of this First Amendment and the Note, as requested by the Lender;

          (b) Ratification and Amendment of Mortgages;

          (c) satisfactory proof that the Teco Oil &
          Gas, Inc. acquisition has been completed;

          (d) Intercreditor Agreement dated March 5,
          1998, by and between Teco Oil & Gas, Inc.,
          DNB Energy Assets, Inc., American Resources of Delaware, Inc., American Resources
          Offshore, Inc. and Southern Gas Co. of
          Delaware, Inc.;

          (e) Promissory Note in the amount of
          $18,500,000 from American Resources Offshore,
          Inc. to Teco Oil & Gas, Inc. in a form and substance satisfactory to the Lender; and

          (f) such other agreements, documents, items, instruments, opinions, certificates, waivers, consents, and evidence as the Lender may reasonably request.

          3.02 Accuracy of Representations and Warranties.  The
               ------------------------------------------
representations and warranties contained in Article IV of the Agreement and this Amendment shall be true and correct.

          3.03 Matters Satisfactory to Lender.  All matters
               ------------------------------
incident to the consummation of the transactions contemplated hereby shall be satisfactory to the Lender.


                           ARTICLE IV
                 REPRESENTATIONS AND WARRANTIES
                 ------------------------------

          The Borrowers hereby expressly re-make, in favor of the Lender, all of the representations and warranties set forth in
Article IV of the Agreement, and represent and warrant that all such representations and warranties remain true and unbreached.


                            ARTICLE V
                          RATIFICATION
                          ------------

          Each of the parties hereto does hereby adopt, ratify, and confirm the Agreement and the other Loan Documents, in all things in accordance with the terms and provisions thereof, as amended by this Amendment.


                           ARTICLE VI
                          MISCELLANEOUS
                          -------------

          6.01 Scope of Amendment.  The scope of this Amendment
               ------------------
is expressly limited to the matters addressed herein and this Amendment shall not operate as a waiver of any past, present, or future breach, Default, or Event of Default under the Agreement, except to the extent, if any, that any such breach, Default, or Event of Default is remedied by the effect of this Amendment.

          6.02 Agreement as Amended.  All references to the
               --------------------
Agreement in any document heretofore or hereafter executed in connection with the transactions contemplated in the Agreement shall be deemed to refer to the Agreement as amended by this Amendment.

          6.03 Parties in Interest.  All provisions of this
               -------------------
Amendment shall be binding upon and shall inure to the benefit of the Borrower, the Lender and their respective successors and assigns.

          6.04 Rights of Third Parties.  All provisions herein
               -----------------------
are imposed solely and exclusively for the benefit of the Lender and the Borrower, and no other Person shall have standing to require satisfaction of such provisions in accordance with their terms and any or all of such provisions may be freely waived in whole or in part by the Lender at any time if in its sole discretion it deems it advisable to do so.

          6.05 ENTIRE AGREEMENT.  THIS AMENDMENT CONSTITUTES THE
               ----------------
ENTIRE AGREEMENT BETWEEN THE PARTIES HERETO WITH RESPECT TO THE SUBJECT HEREOF AND SUPERSEDES ANY PRIOR AGREEMENT, WHETHER WRITTEN OR ORAL, BETWEEN SUCH PARTIES REGARDING THE SUBJECT HEREOF. FURTHERMORE IN THIS REGARD, THIS AMENDMENT, THE AGREEMENT, THE NOTE, THE SECURITY INSTRUMENTS, AND THE OTHER WRITTEN DOCUMENTS REFERRED TO IN THE AGREEMENT OR EXECUTED IN CONNECTION WITH OR AS SECURITY FOR THE NOTE REPRESENT, COLLECTIVELY, THE FINAL AGREEMENT AMONG THE PARTIES THERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

          6.06 GOVERNING LAW.  THIS AGREEMENT AND THE NOTE SHALL
               -------------
BE DEEMED TO BE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW.

          6.07 JURISDICTION AND VENUE.  ALL ACTIONS OR
               ----------------------
PROCEEDINGS WITH RESPECT TO, ARISING DIRECTLY OR INDIRECTLY IN CONNECTION WITH, OUT OF, RELATED TO, OR FROM THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE LITIGATED, AT THE SOLE DISCRETION AND ELECTION OF THE LENDER, IN COURTS HAVING SITUS IN NEW YORK, NEW YORK. EACH BORROWER HEREBY SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED IN NEW YORK, NEW YORK, AND HEREBY WAIVES ANY RIGHTS IT MAY HAVE TO TRANSFER OR CHANGE THE JURISDICTION OR VENUE OF ANY LITIGATION BROUGHT AGAINST IT BY THE LENDER IN ACCORDANCE WITH THIS SECTION.

          IN WITNESS WHEREOF, this First Amendment to Amended and
Restated Credit Agreement is executed effective the date first hereinabove written.

                              BORROWERS:
                              ---------

                              AMERICAN RESOURCES OF DELAWARE, INC.


                              By: /s/ David Stetson
                                 ---------------------------------
                                   David Stetson
                                   General Counsel



                              SOUTHERN GAS CO. OF DELAWARE, INC.


                              By: /s/ David Stetson
                                 --------------------------------
                                   David Stetson
                                   General Counsel



                              AMERICAN RESOURCES OFFSHORE, INC.



                              By: /s/ David Stetson
                                 -------------------------------
                                   David Stetson
                                   General Counsel



                              LENDER:
                              ------

                              DNB ENERGY ASSETS, INC.



                              By: /s/ William V. Moyer
                                 ------------------------------
                                   William V. Moyer
                                   First Vice President



                              By: /s/ Morten Kreutz
                                 -----------------------------
                                   Morten Kreutz
                                   Vice President

                            EXHIBIT I
                            ---------

                          FORM OF NOTE

                         PROMISSORY NOTE
                         ---------------

$75,000,000.00           Houston, Texas             March 5, 1998

          FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of DNB ENERGY ASSETS,
  -----
INC., ("Payee"), at its office at 200 Park Avenue, 31st Floor,
        -----
New York, New York 10020, the sum of SEVENTY-FIVE MILLION AND NO/100 DOLLARS ($75,000,000.00), or so much thereof as may be advanced against this Note pursuant to the First Amended and Restated Credit Agreement dated of even date herewith by and among Maker and Payee (as amended, supplemented, or restated from time to time, the "Credit Agreement"), together with interest at
                   ----------------
the rates and calculated as provided in the Credit Agreement.

          Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the holder hereof to accelerate the maturity of all amounts due hereunder. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

          This Note is issued pursuant to, is the "Note" under, and is payable as provided in the Credit Agreement. Subject to compliance with applicable provisions of the Credit Agreement, Maker may at any time pay the full amount or any part of this Note without the payment of any premium or fee, but such payment shall not, until this Note is fully paid and satisfied, excuse the payment as it becomes due of any payment on this Note provided for in the Credit Agreement.

          This Note is issued, in whole or in part, in renewal and extension, but not in novation or discharge, of the remaining principal balance of the Existing Note.

          Without being limited thereto or thereby, this Note is secured by the Security Instruments.

          THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS
OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES
THEREOF RELATING TO CONFLICTS OF LAW.

                              AMERICAN RESOURCES OF DELAWARE, INC.



                              By:
                                 -----------------------------------
                                   David G. Stetson
                                   General Counsel



                              SOUTHERN GAS CO. OF DELAWARE, INC.



                              By:
                                 -----------------------------------
                                   David Stetson
                                   General Counsel



                              AMERICAN RESOURCES OFFSHORE, INC.


                              By:
                                 ----------------------------------
                                   David Stetson
                                   General Counsel

                            EXHIBIT I
                            ---------

                       FORM OF TERM NOTE A

                         PROMISSORY NOTE
                         ---------------


$15,000,000              Houston, Texas             March 5, 1998

          FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of DNB ENERGY ASSETS,
  -----
INC., ("Payee"), at its office at 200 Park Avenue, 31st Floor,
        -----
New York, New York 10020, the sum of FIFTEEN MILLION DOLLARS ($15,000,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated of even date herewith by and between Maker and Payee (as amended, restated, or supplemented from time to time, the "Credit Agreement"), together
                                     ----------------
with interest at the rates and calculated as provided in the Credit Agreement.

          Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the holder hereof to accelerate the maturity of all amounts due hereunder. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

          This Note is issued pursuant to, is the "Note" under, and is payable as provided in the Credit Agreement. Subject to compliance with applicable provisions of the Credit Agreement, Maker may at any time pay the full amount or any part of this Note without the payment of any premium or fee, but such payment shall not, until this Note is fully paid and satisfied, excuse the payment as it becomes due of any payment on this Note provided for in the Credit Agreement.

          Without being limited thereto or thereby, this Note is secured by the Security Instruments.

          THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS
OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES
THEREOF RELATING TO CONFLICTS OF LAW.

                              AMERICAN RESOURCES OF DELAWARE, INC.



                              By:
                                 -----------------------------------
                                   David G. Stetson
                                   General Counsel



                              SOUTHERN GAS CO. OF DELAWARE, INC.



                              By:
                                 -----------------------------------
                                   David Stetson
                                   General Counsel



                              AMERICAN RESOURCES OFFSHORE, INC.


                              By:
                                 ----------------------------------
                                   David Stetson
                                   General Counsel

                            EXHIBIT I
                            ---------

                       FORM OF TERM NOTE B

                         PROMISSORY NOTE
                         ---------------


$1,500,000               Houston, Texas             March 5, 1998

          FOR VALUE RECEIVED and WITHOUT GRACE, the undersigned ("Maker") promises to pay to the order of DNB ENERGY ASSETS,
  -----
INC., ("Payee"), at its office at 200 Park Avenue, 31st Floor,
        -----
New York, New York 10020, the sum of ONE MILLION, FIVE HUNDRED THOUSAND DOLLARS ($1,500,000), or so much thereof as may be advanced against this Note pursuant to the Credit Agreement dated of even date herewith by and between Maker and Payee (as amended, restated, or supplemented from time to time, the "Credit
                                                  ------
Agreement"), together with interest at the rates and calculated
---------
as provided in the Credit Agreement.

          Reference is hereby made to the Credit Agreement for matters governed thereby, including, without limitation, certain events which will entitle the holder hereof to accelerate the maturity of all amounts due hereunder. Capitalized terms used but not defined in this Note shall have the meanings assigned to such terms in the Credit Agreement.

          This Note is issued pursuant to, is the "Note" under, and is payable as provided in the Credit Agreement. Subject to compliance with applicable provisions of the Credit Agreement, Maker may at any time pay the full amount or any part of this Note without the payment of any premium or fee, but such payment shall not, until this Note is fully paid and satisfied, excuse the payment as it becomes due of any payment on this Note provided for in the Credit Agreement.

          Without being limited thereto or thereby, this Note is secured by the Security Instruments.

          THIS NOTE SHALL BE GOVERNED AND CONTROLLED BY THE LAWS
OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES
THEREOF RELATING TO CONFLICTS OF LAW.

                              AMERICAN RESOURCES OF DELAWARE, INC.



                              By:
                                 -----------------------------------
                                   David G. Stetson
                                   General Counsel



                              SOUTHERN GAS CO. OF DELAWARE, INC.



                              By:
                                 -----------------------------------
                                   David Stetson
                                   General Counsel



                              AMERICAN RESOURCES OFFSHORE, INC.


                              By:
                                 ----------------------------------
                                   David Stetson
                                   General Counsel