Form 10-Q
period 1998-06-30
AMERICAN RESOURCES OF DELAWARE INC
filed 1998-08-14
CIK 899717

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

          YES   xx            NO
              ------            -----

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

     On June 30, 1998, 10,242,632 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 230,516 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes    ;  No   xx   .
    ---      -------

               AMERICAN RESOURCES OF DELAWARE, INC.
                           FORM 10-Q


                  INDEX TO FINANCIAL STATEMENTS


                                                           Page
                                                          Number

PART I    -    FINANCIAL INFORMATION                         1

Item 1    -    Financial Statements                          1

               Introduction to the Financial Statements      1

               Condensed Consolidated Balance Sheets -
               June 30, 1998 (unaudited) and
               December 31, 1997                             3

               Condensed Consolidated Statements of
               Operations - Quarter and Six Months
               Ended June 30, 1998 (unaudited) and 1997      5

               Condensed Consolidated Statements of
               Cash Flows - Six Months Ended June 30,
               1998 (unaudited) and 1997                     6

               Notes to Condensed Consolidated
               Financial Statements (unaudited)              7

Item 2    -    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                 13

PART II   -    OTHER INFORMATION                             19

Item 1    -    Legal Proceedings                             19

Item 4    -    Submission of Matters to a Vote of
               Security Holders                              19

Item 6    -    Exhibits and Reports on Form 8-K              20

               Signature                                     22

               Exhibit Index                                 26

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The Financial Statements for the six months ended June 30, 1998 and 1997 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the six months ended June 30, 1998, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998.
The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1997.

               AMERICAN RESOURCES OF DELAWARE, INC.
               ------------------------------------
                         AND SUBSIDIARIES
                         ----------------

                CONDENSED, CONSOLIDATED FINANCIAL
                ---------------------------------
                            STATEMENTS
                            ----------

               FOR THE QUARTER AND SIX MONTHS ENDED
               ------------------------------------
                      JUNE 30, 1998 AND 1997
                      ----------------------

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

             CONDENSED, CONSOLIDATED BALANCE SHEETS
             --------------------------------------


                             ASSETS
                             ------


                                         JUNE 30,
                                         --------
                                           1998       DECEMBER 31,
                                           ----       ------------
                                        (UNAUDITED)      1997(*)
                                        -----------      -------
                                          (DOLLARS IN THOUSANDS)
Current assets:
 Cash and cash equivalents                $     -       $  1,181
 Accounts and notes receivable, net         12,989         4,964
 Deferred tax asset                            112           112
 Prepaid expenses and other                    429           313
                                          --------      --------
      Total current assets                  13,530         6,570
                                          --------      --------

Oil and gas properties, at cost
 (successful efforts method)               123,306        57,173
Property and equipment, at cost             13,240        12,352
                                          --------      --------
                                           136,546        69,525

   Less accumulated depreciation,
    depletion and amortization             (26,864)      (18,276)
                                          --------      --------
      Net property and equipment           109,682        51,249
                                          --------      --------

Other assets:
 Investment in unconsolidated entities       2,547         2,547
 Notes receivable                              374           407
 Deferred financing costs, net               1,368           470
 Other assets                                  267           323
                                          --------      --------
      Total other assets                     4,556         3,747
                                          --------      --------

                                          $127,768       $61,566
                                          ========      ========

                                                     (Continued)


See accompanying notes to condensed, consolidated financial statements.


*Derived from audited financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

            CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
            --------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


                                         JUNE 30,
                                         --------
                                           1998       DECEMBER 31,
                                           ----       ------------
                                        (UNAUDITED)      1997(*)
                                        -----------      -------
                                          (DOLLARS IN THOUSANDS)


Current liabilities:
 Current maturities of long-term debt     $ 43,110      $  4,682
 Note payable to related third party             -           225
 Accounts payable-trade                     14,348           963
 Accrued taxes payable                          59           175
 Unearned revenue                              694           820
 Accrued expenses and other                    723           525
                                          --------      --------
      Total current liabilities             58,934         7,390
                                          --------      --------

Long-term debt, excluding
  current maturities                        42,471        25,393

Unearned revenue                             3,484         2,096

Deferred tax liability                         566         2,165
                                          --------      --------
       Total other liabilities              46,521        29,654
                                          --------      --------

Stockholders' equity:
 Series 1993 8% Convertible Preferred
  Stock, par value $12.00 per share;
  230,516 and 268,851 shares issued
  and outstanding at June 30, 1998
  and December 31, 1997, respectively        1,871         2,182
 Common Stock, par value $.00001 per
  share; 50,000,000 shares authorized;
  10,242,632 and 10,193,676 shares
  issued and outstanding at June 30,
  1998 and December 31, 1997,
  respectively                                   -             -
Additional paid-in capital                  22,840        22,500
Retained earnings (deficit)                 (1,685)          553
Treasury stock                                (713)         (713)
                                          --------      --------
      Total stockholders' equity            22,313        24,522
                                          --------      --------

Commitments and contingencies
                                          --------      --------

                                          $127,768       $61,566
                                          ========      ========

See accompanying notes to condensed, consolidated financial statements.


*Derived from audited financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

        CONDENSED, CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        -----------------------------------------------------------

                                       QUARTER ENDED     SIX MONTHS ENDED
                                       -------------      ---------------
                                          JUNE 30             JUNE 30
                                          -------             -------
                                      1998      1997      1998      1997
                                      ----      ----      ----      ----
                                            (Dollars in thousands,
                                            except per share data)

Operating revenues:
 Oil and gas production              $ 8,473   $ 4,882   $14,726   $ 8,645
 Transportation                          198       223       390       435
 Marketing                             1,827     2,865     3,992    13,400
 Other                                   335        36       427        47
                                     -------   -------   -------   -------
                                      10,833     8,006    19,535    22,527
                                     -------   -------   -------   -------

Operating expenses:
 Oil and gas production                1,209       576     2,077     1,118
 Exploration costs                     1,786         -     1,786         -
 Transportation                           71       108       129       202
 Marketing                             1,872     2,852     3,960    13,400
 Depreciation, depletion and
  amortization                         5,046     2,124     8,510     3,502
 Impairment of assets                  2,168         -     2,168         -
 Administrative expenses                 819       785     1,587     1,581
 Other                                    21        77        52       113
                                     -------   -------   -------   -------
                                      12,992     6,522    20,269    19,916
                                     -------   -------   -------   -------

Operating income (loss)               (2,159)    1,484      (734)    2,611

Other income (expense):
 Interest expense                     (2,177)     (670)   (3,126)   (1,354)
 Other                                    23        14        51        27
                                     -------   -------   -------   -------
                                      (2,154)     (656)   (3,075)   (1,327)
                                     -------   -------   -------   -------
     Income (loss) before income
      tax expense (benefit)           (4,313)      828    (3,809)    1,284


Income tax expense (benefit)          (1,801)      336    (1,600)      514
                                     -------   -------   -------   -------

     Net income (loss)                (2,512)      492    (2,209)      770

Preferred dividends                      (29)      (22)      (29)      (22)
                                     -------   -------   -------   -------

Net income (loss) available
 for common shares                   $(2,541)  $   470   $(2,238)  $   748
                                     =======   =======   =======   =======

Per common share:
 Basic                               $ (0.25)  $  0.05   $ (0.22)  $  0.09
                                     =======   =======   =======   =======

Weighted average number of
 common shares outstanding            10,023     8,806    10,011     8,020
                                     =======   =======   =======   =======

 Diluted                             $ (0.25)  $  0.05   $ (0.22)  $  0.08
                                     =======   =======   =======   =======

Weighted average number of
 common shares and dilutive
 potential common shares              10,023     9,075    10,011     8,969
                                     =======   =======   =======   =======

See accompanying notes to condensed, consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

        CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
        -----------------------------------------------------------

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                  ----------------
                                                1998           1997
                                                ----           ----
                                               (DOLLARS IN THOUSANDS)

Net cash provided by operating activities      $14,737        $ 3,792
                                               -------        -------

Investing activities:
 Purchase of oil and gas properties            (70,119)        (2,263)
 Purchases of property and equipment            (1,302)          (267)
 Proceeds from sale of assets                    1,250              9
 Other                                               9            178
                                               -------        -------

      Net cash used in investing activities    (70,162)        (2,343)
                                               -------        -------


Financing activities:
 Proceeds from borrowings                       59,273          2,004
 Payments on borrowings                         (3,992)        (1,967)
 Redemption of convertible securities                -           (589)
 Increase in deferred financing costs           (1,037)          (231)
 Other                                               -            (38)
                                               -------        -------

      Net cash provided by (used in)
        financing activities                    54,244           (821)
                                               -------        -------

      Increase (decrease) in cash               (1,181)           628

Cash and cash equivalents at
  beginning of period                            1,181            353
                                               -------        -------

Cash and cash equivalents at
  end of period                                      -        $   981
                                               =======        =======

Non-Cash Transactions:

The Company declared stock dividends and issued 10,621 and 10,754 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the six months ended June 30, 1998 and 1997, respectively.

During the six months ended June 30, 1997, holders of $5,538,483 ($4,519,914 net of placement costs) of an aggregate of $6,000,000 of Convertible Securities converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities. The remaining $461,517 was redeemed by the Company for a price of $589,023.



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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1997 Form 10-KSB of the Company that was filed with the Securities and Exchange Commission.

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

(2)  PROPERTY AND EQUIPMENT

     On March 5, 1998, the Company purchased interests in 43 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
     (TECO). The purchase consists of an average 30% interest in approximately 198,300 acres containing 5 producing wells and approximately $35 million PV10 of proved reserves, partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 13,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development (HED). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 14 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified in excess of 35 initial drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $21,380,000 was paid from funds borrowed under the Company's credit facility, and $16.5 million was paid from funds borrowed under bridge loans provided by DNB Energy Assets, Inc.
     (DNB),  successor to Den norske Bank, AS (Den norske),

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

     $1.5 million of which was due July 1, 1998, with the remainder due September 30, 1998. The balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO Note). The $1.5 million bridge loan from DNB has been amended to extend the maturity date to September 30, 1998. The TECO Note bears interest at the initial rate of 10% per annum and increases 2% each quarter commencing July 1, 1998, with a maximum interest rate of 18%. The TECO Note matures on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries.

     In addition to the TECO Note, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO
     Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO
     Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. The Company filed Forms 8-K and 8-K/A regarding this transaction with the Securities and Exchange Commission on January 16, 1998, March 16, 1998, May 19, 1998 and May 29, 1998.

     Assuming the acquisition had occurred on January 1, 1997, the following unaudited proforma operating data gives effect to the acquisition for the six months ended June 30, 1998 and the year ended December 31, 1997:


                                        June 30,     December 31,
                                          1998           1997
                                        --------     ------------

     Total revenue                       $20,304        $44,669
                                         =======        =======

     Net income (loss) from operations   $(2,719)       $(3,745)
                                         =======        =======

     Basic earnings (loss) per share     $ (0.27)       $ (0.42)
                                         =======        =======

     Diluted earnings (loss) per share   $ (0.27)       $ (0.42)
                                         =======        =======

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                                  June 30,     December 31,
                                                    1998           1997
                                                  --------     ------------
                                                   (Dollars in thousands)

Borrowings under the Company's credit
 facility, as amended, with DNB,
 reduction subject to availability under
 borrowing base, $50,000,000 available
 borrowing base effective March 5, 1998,
 monthly reduction against the available
 borrowing base of $425,000, increasing to
 $600,000 on June 1, 1998, interest payable
 monthly at the Floating Rate, or LIBO Rate
 plus 2 1/2%, secured by oil and gas properties,
 equipment and receivables.                        $49,373        $28,700

Term Loan A, as amended, payable to DNB,
 due September 30, 1998, with interest payable
 monthly at the Floating Rate, or LIBO Rate
 plus 3% per annum, secured by oil and gas
 properties.                                        15,000             -

Term Loan B payable to DNB, due
 September 30, 1998, with interest payable
 monthly at the Floating Rate, or LIBO Rate
 plus  3% per annum, secured by oil and gas
 properties.                                         1,500             -

Note payable to TECO Oil & Gas, Inc., with
 interest at 10% per annum, increasing 2%
 each quarter the note remains unpaid
 commencing July 1, 1998, with a maximum
 rate of 18%, due October 1, 1998.                  18,500              -


Note payable to related party, recourse only
 to specific properties, interest payable at 9.5%
 in connection with the purchase of oil and gas
 properties from Prima Capital, LLC.                 1,174          1,500


                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------
                             AND SUBSIDIARIES
                             ----------------

           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
           ----------------------------------------------------
                                (UNAUDITED)
                                -----------

                                                  June 30,     December 31,
                                                    1998           1997
                                                  --------     ------------
                                                   (Dollars in thousands)

Other notes                                             34            100
                                                   -------        -------
                                                    85,581         30,300

Less - Current portion                             (43,110)        (4,907)
                                                   -------        -------

Long-term debt                                     $42,471        $25,393
                                                   =======        =======

     On September 28, 1995, the Company entered into a $20,000,000 revolving credit facility through February 1, 2002 with Den norske. By November 1, 1997, the revolving credit facility had been increased to $75,000,000 and the available borrowing base was increased to $30,000,000. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB and increased to $50,000,000 to facilitate the purchase of oil and gas properties from TECO Oil & Gas, Inc. (TECO). As of June 30, 1998, the balance due under the revolving credit facility was $49,393,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under DNB's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. Commencing June 1, 1998, monthly principal reductions are $600,000. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     On March 5, 1998, DNB also provided bridge loans totaling
     $16,500,000 in order for the Company to complete the acquisition of the TECO properties. The bridge loans, as amended, mature on September 30, 1998.

     Under the credit agreement with DNB, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio.
     At June 30, 1998, the Company was in compliance with all of the required financial covenants except current ratio and quarterly interest ratio. The Company has obtained a waiver of the compliance requirements from DNB.

     Also in order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed a note in favor of TECO in the amount of $18,500,000 which matures in October 1998.

(4)  STOCKHOLDERS' EQUITY

     On January 15, 1998, the Board of Directors declared dividends payable in Common Stock on January 22, 1998, to holders of the Series 1993 Preferred Stock totaling 10,621 shares.

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

     The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for (loss) income related to the unexercised stock options outstanding for the three and six months ended June 30, 1998 and 1997, respectively.

                                       Three Months Ended               Three Months Ended
                                          June 30, 1998                    June 30, 1997
                                  -----------------------------   ------------------------------
thousands except                                      Per Share                        Per Share
  per share amounts               Loss      Shares     Amount     Income     Shares     Amount
                                  ----      ------    ---------   ------     ------    ---------

Basic earnings per share
  (Loss) Income available to
    common stockholders         $(2,451)    10,023     $(0.25)     $470       8,806      $0.05
                                                       ------                            -----
  Potential common shares            --         --                   --         269
                                -------     ------                 ----       -----

Diluted earnings per share
  (Loss) Income available to
    common stockholders and
    assumed conversion          $(2,451)    10,023     $(0.25)     $470       9,075      $0.05
                                -------     ------     ------       ---       -----      -----

                                        Six Months Ended                 Six Months Ended
                                          June 30, 1998                    June 30, 1997
                                  -----------------------------   ------------------------------
thousands except                                      Per Share                        Per Share
  per share amounts               Loss      Shares     Amount     Income     Shares     Amount
                                  ----      ------    ---------   ------     ------    ---------

Basic earnings per share
  (Loss) Income available to
    common stockholders         $(2,238)    10,011     $(0.22)     $748       8,020      $0.09
                                                       ------                            -----
  Potential common shares            --         --                   --         944
                                -------     ------                  ---       -----

Diluted earnings per share
  (Loss) Income available to
    common stockholders and
    assumed conversion          $(2,238)    10,011     $(0.22)     $748       8,964      $0.08
                                -------      -----     ------       ---       -----      -----


(5)  COMMITMENTS AND CONTINGENCIES

     The Kentucky Revenue Cabinet has assessed the Company's wholly-owned subsidiary, Southern Gas Company of Delaware, Inc. (Southern Gas), for outstanding sales tax of approximately $1,500,000, plus penalties and interest, allegedly owed to the Commonwealth of Kentucky by Southern Gas Company ("SGC"), a dissolved entity, prior to Southern Gas' acquisition of the assets of SGC. Southern Gas has denied the liability and believes it will be successful in its defense of this assessment. Southern Gas' defenses to the assessment and/or in support of reduction of the assessment include, but are not limited to, that credit should be received for all gas delivered to (1) interstate customers; (2) customers who resold the product; (3) direct pay customers; and (4) industries where the consumable materials are utilized in the manufacturing process. Based on these defenses, as well as the assertion by Southern Gas that it is not responsible for the debts of SGC, management intends to vigorously defend its position and believes that any resulting liability will not have a significant impact on the Company's financial condition, operations or liquidity.

     On May 13, 1998, the Company and Southern Gas were named as defendants in litigation filed by Wright Enterprises asserting successor liability to certain alleged obligations of SGC. Based upon the allegations set forth in the complaint, the Company believes there is a strong likelihood that it will

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

     be successful in the defense of this matter; and the litigation will have no material impact on the Company's financial condition, operating results or cash flows.

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

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

     This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Exchange Act). All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1998 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are disclosed elsewhere in this Form 10-Q and in the Form 8-K which the Company filed with the Securities and Exchange Commission on July 25, 1997.

     RECENT DEVELOPMENTS

     On March 5, 1998, the Company purchased interests in 43 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
(TECO). The purchase consists of an average 30% interest in approximately 198,300 acres containing 5 producing wells and approximately $35 million PV10 of proved reserves, partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 13,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development (HED). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 14 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified in excess of 35 initial drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $21,380,000 was paid from funds borrowed under the Company's credit facility, and $16.5 million was paid from funds borrowed under bridge loans provided by DNB Energy Assets, Inc. (DNB), successor to Den norske Bank, AS (Den norske), $1.5 million of which was due July 1, 1998, with the remainder due September 30, 1998. The balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO
Note). The $1.5 million bridge loan from DNB has been amended to extend the maturity date to September 30, 1998. The TECO Note bears interest at the initial rate of 10% per annum and increases 2% each quarter commencing July 1, 1998, with a maximum interest rate of 18%. The TECO Note matures on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries.

     In addition to the TECO Note, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the

Company's outstanding common stock and options if the TECO Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, "Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. The Company filed Forms 8-K and 8-K/A regarding this transaction with the Securities and Exchange Commission on January 16, 1998, March 16, 1998, May 19, 1998 and May 29, 1998.

     During the first quarter of 1998, the Company entered into an agreement with J. M. Huber Corporation for the development of Grand Isle Block 55, offshore Louisiana, wherein two wells were to be drilled. During the drilling of the initial well, reserves were encountered; however, control of the well was lost necessitating the well to be shut in and a sidetrack well to be initiated. The additional costs of the re-drill as well as the cost of the material and equipment lost in the original well, estimated to be approximately $4 million, is reimbursable by the Company's insurance program, less deductibles totaling $300,000. Confirmation of coverage was received by the Company from the underwriters on July 22, 1998, and the settlement process is currently underway. The Company owns a 50% working interest in the wells.

     During the first quarter of 1998, the Company participated in the drilling of a well on Galveston Block 213, a property purchased in the TECO acquisition. The well commenced production on May 28, 1998 at an initial rate in excess of 9 million cubic feet equivalent (mmcfe) of natural gas per day and is currently producing at a rate of approximately 15 mmcfe of gas per day.
The Company owns a 33.3% working interest in the well which is being operated by Basin Exploration, Inc.

     In April 1998, the Company entered into a Participation
Agreement with Westport Oil & Gas Company, Inc. to develop
Vermillion Block 220, offshore Louisiana. The parties commenced the drilling of a well; and after review of the drilling results, the Company has elected not to complete the well.

     On May 6, 1998, the Company entered into a Participation Agreement to acquire 16.67% working interest in High Island Block 105, offshore Texas. The parties drilled a well on that block and elected not to complete the well after reviewing the drilling results.

     During the second quarter of 1998, the Company participated in drilling a successful exploratory well on West Cameron Block 172, a property purchased in the TECO acquisition. The West Cameron Block 172 discovery well, which has been completed and temporarily suspended pending development, encountered gas pay in multiple sands and tested 10.2 million cubic feet (mmcf) of gas and 90 barrels of oil per day. A development well designed to also test a deeper objective in the same fault block is now underway. Design and construction of a platform and facilities for development of this discovery are in progress with initial production anticipated by early 1999. Additional prospective fault blocks are identified, and two additional wells may be drilled by year-end. The Company's working interest in this discovery well is 28.72%.

     In June 1998, the Company participated in the drilling of a successful well on West Cameron Block 368 on which the Company had existing production. It is anticipated that the well will be completed and begin producing in September 1998.

     The Company has entered into an agreement to provide drilling services for Chevron USA for which it receives a monthly fee. Pursuant to the terms of the agreement, the Company is required to advance payment of all costs and expenses incurred in the drilling operations and is reimbursed for all such costs and expenses on a monthly basis.

     ADOPTION OF NEW ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS NO. 130). The adoption of SFAS No. 130 had no impact on the Company's financial statements for the quarter ended June 30, 1998.

     In June 1997, the Financial Accounting Standards Board
(FASB) also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments be included in interim reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. As SFAS No. 131 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1997

     REVENUES. Total revenues for the Company decreased 13% to $19.5 million for the first six months of 1998 from $22.5 million for the comparable period in 1997. Marketing revenues decreased approximately $9.4 million, or 70%, primarily due to the termination of the gas sales contract with Southern Resources, Inc., resulting from the Company's decision to focus on exploration and development activities. However, due to the small profit margins and administrative expenses associated with the Southern Resources gas sales contract, the termination had no adverse effect on the Company's net income due to a corresponding $9.4 million reduction in marketing expense.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 70% to $14.7 million in the first six months of 1998, due primarily to production attributable to wells acquired and drilled on acreage acquired in the TECO acquisition. The increase in oil and gas production revenue was partially offset by reduced oil and gas prices.

     The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations for the periods indicated:

                                         SIX MONTHS ENDED
                                             JUNE  30,
                                         -----------------     % INCREASE
                                         1998         1997     (DECREASE)
                                         ----         ----     -----------

Production volumes:
  Natural gas (MMcf). . . . . . . . .    5,181        2,116         145
  Oil (MBbls) . . . . . . . . . . . .      227          178          28
  Total (MMcfe) . . . . . . . . . . .    6,542        3,187         105
Average sale prices:*
  Natural gas (per Mcf) . . . . . . .   $ 2.28       $ 2.40          (5)
  Oil (per Bbl) . . . . . . . . . . .    12.95        19.81         (35)
  Per Mcfe. . . . . . . . . . . . . .     2.25         2.72         (17)
Expenses (per Mcfe):
  Lease operating (including
    production taxes) . . . . . . . .   $ 0.32       $ 0.35          (9)
  Depreciation, depletion and
    amortization. . . . . . . . . . .     1.30         1.10          18
  Administrative. . . . . . . . . . .     0.24         0.50         (52)

*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 86% to $2.1 million, in the first six months of 1998 due primarily to operating costs associated with increased production. Oil and gas production expense was $0.32 per Mcfe for the first six months of 1998 compared to $0.35 for the same period in 1997, an increase of 9%.

     EXPLORATION COSTS. During the six months ended June 30, 1998, costs of approximately $1.8 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under the Company's accounting method. No such costs were incurred in the same period of 1997.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During the first six months of 1998, the Company recorded a non-cash charge of $2.2 million representing impairment of non-core oil and gas properties.

     ADMINISTRATIVE EXPENSE. Administrative expense increased less than 1% to $1.6 million in the first six months of 1998, and was $.24 per Mcfe, a decrease of 52% from the prior year. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells. Subsequent to June 30, 1997, the Company expanded its Gulf Coast operations by forming ARO and staffing it with technical personnel experienced in Gulf Coast Region exploration and development activities.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased 143% to $8.5 million in the first six months of 1998 and was $1.30 per Mcfe, an increase of 18% from the prior year. The increase resulted primarily from the TECO acquisition and increased depletion attributable to the acquisition costs and successful drilling activities.

     INTEREST EXPENSE. Interest expense increased 131% to $3.1 million, in the first six months of 1998, due to additional borrowings to fund the TECO acquisition and expanded exploration and development activities.

     NET INCOME. Due to the factors described above, net income decreased to a loss of $2.2 million for the six months ended June
30, 1998.

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1997

     REVENUES. Total revenues for the Company increased 35% to $10.8 million for the second quarter of 1998 compared with $8.0 million in 1997, due primarily to an increase in production. Marketing revenues decreased approximately $1.0 million, or 36%, primarily due to the termination of the gas sales contract with Southern Resources, Inc., resulting from the Company's decision to focus on exploration and development activities. However, due to the small profit margins and administrative expenses associated with the Southern Resources gas sales contract, the termination had no adverse effect on the Company's net income.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 74% in the second quarter of 1998 to $8.5 million due primarily to the production attributable to wells acquired and drilled on acreage acquired in the TECO acquisition. The increase in production was partially offset by reduced oil prices.

     The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations for the periods indicated:

                                        THREE MONTHS ENDED
                                             JUNE  30,
                                        ------------------     % INCREASE
                                         1998         1997     (DECREASE)
                                         ----         ----     -----------

Production volumes:
  Natural gas (MMcf). . . . . . . .      3,038        1,282         137
  Oil (MBbls) . . . . . . . . . . .        115          106           8
  Total (MMcfe) . . . . . . . . . .      3,727        1,920          94
Average sale prices:*
  Natural gas (per Mcf) . . . . . .     $ 2.29       $ 2.28           -
  Oil (per Bbl) . . . . . . . . . .      13.27        18.48         (28)
  Per Mcfe. . . . . . . . . . . . .       2.64         2.54           4
Expenses (per Mcfe):
  Lease operating (including
    production taxes) . . . . . . .      $0.32        $0.30           7
  Depreciation, depletion and
    amortization. . . . . . . . . .       1.35         1.11          22
  Administrative. . . . . . . . . .       0.22         0.41         (46)

*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 110% to $1.2 million in the second quarter of 1998 due primarily to increased production volumes and operating costs associated with the Company's active participation in the exploration and development of the properties acquired in the TECO acquisition. Oil and gas production expense was $0.32 per Mcfe in the second quarter of 1998 as compared to $0.30 in 1997, an increase of 7%.

     EXPLORATION COSTS. During the second quarter of 1998, costs of approximately $1.8 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under the Company's accounting method. No such costs were incurred in the same period of 1997.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. In the second quarter of 1998, the Company recorded a non-cash charge of $2.2 million representing impairment of non-core oil and gas properties.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 4% to $819,000 in the second quarter of 1998 and was $.22 per Mcfe, a decrease of 46% from the prior year. This expense increased primarily due to the establishment of the Company's Gulf Coast Region office in late 1996 and the expanded staffing of that office during the fourth quarter of 1997. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells.

     DD&A EXPENSE. DD&A expense increased 138% to $5.0 million for the second quarter of 1998 and was $1.35 per Mcfe, an increase of 22% from the prior year. The increase resulted primarily from the TECO acquisition and increased depletion attributable to the acquisition costs and successful drilling activities.

     INTEREST EXPENSE. Interest expense increased 225% to $2.2 million in the second quarter of 1998. The increase was attributable to additional borrowings to fund acquisition, exploration and development activities.

     NET INCOME. Due to the factors described above, net income for the Company decreased to a loss of $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at June 30, 1998 totaled less than $500 as compared to $1,180,638 at December 31, 1997. Historically, the Company has funded its oil and gas exploration and development activities with operating cash flows, bank borrowings and issuance of equity and debt securities. The Company has a $75 million credit facility through DNB which provides a $50 million borrowing base. Of the $50 million borrowing base, $49 million has been fully utilized in order to complete the acquisition of the TECO properties in March 1998. The remaining purchase price for the TECO properties was provided by bridge loans of $16.5 million from DNB and the TECO Note in the amount of $18.5 million.

     Under the credit facility with DNB, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At June 30, 1998, the Company was in compliance with all of the required financial ratios except current ratio and quarterly interest ratio. The Company has obtained a waiver of the compliance requirements from DNB.

     In its Report on Form 10-Q for the quarter ending March 31, 1998, the Company estimated the capital expenditures for its development and exploratory program to be $34 million in 1998. The Company currently anticipates a capital expenditure budget of $38 million for 1998, of which $1 million is allocated to Kentucky with the balance of $37 million allocated to the Gulf Coast Region. Through June 30, 1998, the Company has expended approximately $21 million in its 1998 exploration and development program. The Company's estimate of its capital expenditure budget will change on a month to month basis based upon drilling results and new opportunities. These expenditures are substantially at the discretion of the Company; and while the Company does not currently have sufficient cash to fully fund the proposed program, it does intend to obtain the necessary funds. There are no assurances that the funds can be obtained or that they can be obtained under terms acceptable to the Company. In the event the Company is unable to obtain sufficient funds under acceptable terms, it will be necessary for the Company to adjust the level of the development and exploratory program.

     The DNB bridge loans, as amended, mature on September 30, 1998; and in the event the Company fails to satisfy these commitments or refinance the debt, the Bank could declare the Company in default. To date, the Company has not taken any steps to adjust its capital expenditures in order to cover the DNB bridge loans. Unless DNB extends the terms of the bridge loans, the shortage will have to be covered from funds from other sources, including additional borrowings.

     The TECO Note matures in October 1998; and in the event the Company fails to satisfy this commitment or refinance the debt, TECO could declare the Company in default. However, TECO is a party to an agreement between the Company and DNB which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company. Unless TECO extends the terms of the loan, the shortage will have to be covered from funds from other sources, including additional borrowings.

     As of June 30, 1998, the Company had total current assets of $13.5 million and total current liabilities of $58.9 million. However, of the $58.9 million in total current liabilities, $35 million pertains to maturities of debt associated with the TECO acquisition, $8.1 million represents current maturities of long-term debt and $15.8 million relates to the Company's ongoing operating activities, including development of properties acquired from TECO and other prospects.

     The Company is currently in discussions with conventional lenders regarding a refinancing package and additional development funding as well as exploring other avenues available.

     YEAR 2000 ISSUE. The Company does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have a material effect on the Company. The Company is uncertain, however, whether it will be indirectly affected by the impact that the Year 2000 issue will have on the companies with which it conducts business.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company has previously reported legal proceedings in its Form 10-K (see the Company's Report on Form 10-KSB for the year ended December 31, 1997).

     On May 13, 1998, the Company and its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc., were named as defendants in litigation filed by Wright Enterprises asserting successor liability to certain alleged obligations of Southern Gas Company, Inc., the company from which the Company purchased its Kentucky operations. Based upon the allegations set forth in the complaint, the Company believes there is a strong likelihood that it will be successful in the defense of this matter; and the litigation will have no material impact on the Company's financial condition, operating results or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its Annual Meeting of Stockholders on June 30, 1998, the Stockholders of the Company re-elected one (1) director and elected one (1) new director to serve for three-year terms on its seven (7) member Board of Directors, ratified the Board's selection of accountants for 1998 and approved an amendment to the Company's Restated Certificate of Incorporation to limit the monetary liability of the Company's directors to the fullest extent permitted by Delaware General Corporation Law.

     The voting results with respect to the foregoing matters are set forth below:

Proposal #1    ELECTION OF DIRECTORS FOR THREE-YEAR TERMS

                                      For             Withhold

          DOUGLAS L. HAWTHORNE      9,616,770          120,568
          JOSEPH P. SHIELDS         9,611,320          126,018

Proposal #2    RATIFICATION OF THE SELECTION OF KPMG PEAT MARWICK
               LLP AS INDEPENDENT PUBLIC ACCOUNTANT FOR THE
               COMPANY FOR ITS 1998 FISCAL YEAR

             For             Against              Abstain

          9,646,069           44,494               46,775

Proposal #3    AMEND THE COMPANY'S RESTATED CERTIFICATE OF
               INCORPORATION TO LIMIT THE MONETARY LIABILITY OF
               THE COMPANY'S DIRECTORS TO THE FULLEST EXTENT
               PERMITTED BY DELAWARE GENERAL CORPORATION LAW

             For               Against           Abstain

          9,267,557            287,043            62,574

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

          10.92 First Amendment to First Amended and Restated Credit Agreement dated March 5, 1998 between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., American Resources Offshore, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.92 to the Company's Report on Form 10-Q for the quarterly period ending March 31, 1998).

          10.93 Amended Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc, TECO Oil & Gas, Inc. and TECO Energy, Inc. (incorporated by reference to Exhibit 10.93 to the Company's Report on Form 8-K/A2 filed on May 19, 1998).

          10.94 Intercreditor Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc., Southern Gas Co. of Delaware, Inc., TECO Oil & Gas, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.94 to the Company's Report on Form 8-K/A2 filed on May 19, 1998).

          10.95 Certificate of Amendment dated July 2, 1998 amending the Company's Restated Certificate of Incorporation.*

     *Filed herewith.

     (b)  Reports on Form 8-K:

               On May 19, 1998, the Company filed Amendment No. 2 to its Report on Form 8-K filed January 16, 1998, in order to provide the Financial Statements required by
          Item 7 of Form 8-K and to attach a copy of the Amended Purchase Agreement between the Company and TECO as well as a copy of the Intercreditor Agreement between the Company, TECO and DNB Energy Assets, Inc.

               On May 29, 1998, the Company filed Amendment No. 3 to its Report on Form 8-K filed January 16, 1998, in order to amend the Financial Statements provided in Amendment No. 2.

                           SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN RESOURCES OF DELAWARE INC.



Date:                    By: /s/ Ralph A. Currie
     ----------------       ------------------------------------
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

10.92     First Amendment to First Amended and Restated
          Credit Agreement dated March 5, 1998 between
          American Resources of Delaware, Inc., Southern
          Gas Co. of Delaware, Inc., American Resources
          Offshore, Inc. and DNB Energy Assets, Inc.
          (incorporated by reference to Exhibit 10.92
          to the Company's Report on Form 10-Q for the
          quarterly period ending March 31, 1998).           *

10.93     Amended Purchase and Sale Agreement between
          American Resources of Delaware, Inc., American
          Resources Offshore, Inc, TECO Oil & Gas, Inc.
          and TECO Energy, Inc. (incorporated by
          reference to Exhibit 10.93 to the Company's
          Report on Form 8-K/A2 filed on May 19, 1998).      *

10.94     Intercreditor Agreement between American
          Resources of Delaware, Inc., American Resources
          Offshore, Inc., Southern Gas Co. of Delaware,
          Inc., TECO Oil & Gas, Inc. and DNB Energy
          Assets, Inc. (incorporated by reference to
          Exhibit 10.94 to the Company's Report on
          Form 8-K/A2 filed on May 19, 1998).                *

10.95     Certificate of Amendment dated July 2, 1998
          Amending the Company's Restated Certificate
          of Incorporation.                                 26

*Previously filed.

                          Exhibit 10.95

                     CERTIFICATE OF AMENDMENT

                                OF

              RESTATED CERTIFICATE OF INCORPORATION

                            **********

     American Resources of Delaware, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:
     FIRST. That a meeting of the Board of Directors of American Resources of Delaware, Inc., a resolution was duly adopted setting forth the following proposed amendment to the Restated Certificate of Incorporation of said corporation, declaring said amendment to be advisable, and providing that said amendment be presented for consideration by the corporation's stockholders at the 1998 annual meeting of stockholders of the corporation. The resolution setting forth the proposed amendment is as follows:
     RESOLVED, that subject to the approval of the corporation's stockholders, that the corporation's Restated Certificate of Incorporation be amended to add ARTICLE TWELVE thereto to read as follows:

          "To the fullest extent permitted by the
          Delaware General Corporation Law as the same exists or hereafter may be amended, no director of the corporation shall be liable to this corporation or to its stockholders for monetary damages for breach of fiduciary duty as a director."

     SECOND.   That thereafter, the necessary number of shares
required by statute were voted in favor of said amendment at the 1998 Annual Meeting of the stockholders of said corporation duly called and held on June 30, 1998 upon notice given in accordance with Section 222 of the General Corporation Law of the State of Delaware.

     THIRD. That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.
     IN WITNESS WHEREOF, said American Resources of Delaware, Inc. has caused this certificate to be signed by Rick G. Avare, its President and Chief Executive Officer, this 2nd day of July, 1998.

                            American Resources of Delaware, Inc.



                            By: /s/ Rick G. Avare
                               ---------------------------------
                                Rick G. Avare
                                President and Chief
                                Executive Officer