Form 10-Q
period 1998-09-30
AMERICAN RESOURCES OFFSHORE INC
filed 1998-11-16
CIK 899717

             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to      .
                                    -----    -----

                   Commission File No. 0-21472

               American Resources Offshore, Inc.
          (f/k/a American Resources of Delaware, Inc.)
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

     On September 30, 1998, 10,251,853 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 230,516 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes      ;  No   xx  .
    -----      ------

               AMERICAN RESOURCES OFFSHORE, INC.
                           FORM 10-Q


                 INDEX TO FINANCIAL STATEMENTS

                                                           Page
                                                           Number
                                                           ------

PART I    -    FINANCIAL INFORMATION                          1

Item 1         -    Financial Statements                      1

                    Introduction to the Financial
                      Statements                              1

                    Condensed Consolidated Balance
                      Sheets - September 30, 1998
                      (unaudited) and December 31, 1997       3

                    Condensed Consolidated Statements of
                      Operations - Quarter and Nine Months
                      Ended September 30, 1998 and 1997
                      (unaudited)                             5

                    Condensed Consolidated Statements of
                      Cash Flows - Nine Months Ended
                      September 30, 1998 and 1997
                      (unaudited)                             6

                    Notes to Condensed Consolidated
                      Financial Statements (unaudited)        7

Item 2         -    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                          14

PART II   -    OTHER INFORMATION                             22

Item 1         -    Legal Proceedings                        22

Item 3         -    Defaults Upon Senior Securities          22

Item 6         -    Exhibits and Reports on Form 8-K         22

                    Signature                                24

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The Financial Statements for the nine months ended September 30, 1998 and 1997 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The Financial Statements should be read in conjunction with the Company's Report on Form 10-KSB for the year ended December 31, 1997.

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

               CONDENSED, CONSOLIDATED FINANCIAL
               ---------------------------------
                           STATEMENTS
                           ----------

             FOR THE QUARTER AND NINE MONTHS ENDED
             -------------------------------------
                  SEPTEMBER 30, 1998 AND 1997
                  ---------------------------

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------
                             AND SUBSIDIARIES
                             ----------------

                  CONDENSED, CONSOLIDATED BALANCE SHEETS
                  --------------------------------------


                                  ASSETS
                                  ------

                                              SEPTEMBER 30
                                              ------------
                                                 1998        DECEMBER 31
                                                  ----       -----------
                                              (unaudited)      1997(*)
                                               ----------      -------
                                                 (Dollars in thousands)

Current assets:
 Cash and cash equivalents                      $     461       $  1,181
Accounts and notes
  receivable, net                                   9,628          4,964
Deferred tax asset                                      -            112
Prepaid expenses and other                            820            313
                                                 --------       --------
    Total current assets                           10,909          6,570
                                                 --------       --------

Oil and gas properties, at cost
 (successful efforts method)                      136,872         57,173
Property and equipment, at cost                    13,859         12,352
                                                 --------       --------
                                                  150,731         69,525



   Less accumulated depreciation,
    depletion and amortization                    (31,011)       (18,276)
                                                 --------       --------
      Net property and equipment                  119,720         51,249
                                                 --------       --------

Other assets:
 Investment in unconsolidated entities              2,547          2,547
 Notes receivable                                     292            407
 Deferred financing costs, net                      1,273            470
 Other assets                                         239            323
                                                 --------       --------
      Total other assets                            4,351          3,747
                                                 --------       --------

                                                 $134,980         $61,566
                                                 ========        ========

(Continued)


See accompanying notes to condensed, consolidated financial statements.


*Derived from audited financial statements.

                   AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------
                             AND SUBSIDIARIES
                             ----------------

            CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
            --------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


                                             SEPTEMBER 30,
                                             -------------
                                                  1998       DECEMBER 31,
                                                  ----       ------------
                                              (UNAUDITED)      1997(*)
                                              -----------      -------
                                                (DOLLARS IN THOUSANDS)

Current liabilities:
 Current maturities of long-term debt           $ 64,983       $  4,682
 Debt in default                                  18,500              -
 Note payable to related third party                  -             225
 Accounts payable-trade                           26,102            963
 Accrued taxes payable                                 5            175
 Unearned revenue                                  1,666            820
 Accrued expenses and other                          329            525
                                                 -------        -------
      Total current liabilities                  111,585          7,390
                                                 -------        -------

Long-term debt, excluding current maturities        815          25,393

Unearned revenue                                   2,212          2,096

Deferred tax liability
       Total other liabilities                        -           2,165
                                                 -------        -------
                                                   3,027         29,654
                                                 -------        -------

Stockholders' equity:
 Series 1993 8% Convertible Preferred Stock,
  par value $12.00 per share; 230,516 and
  268,851 shares issued and outstanding at
  September 30, 1998 and December 31, 1997,
  respectively                                     1,871          2,182
Common Stock, par value $.00001
  per share; 50,000,000 shares authorized;
  10,251,853 and 10,193,676 shares issued
  and outstanding at September 30, 1998 and
  December 31, 1997, respectively                     -              -
Additional paid-in capital                        22,840         22,500
Retained earnings (deficit)                       (3,630)           553
Treasury stock                                      (713)          (713)
                                                 -------        -------
      Total stockholders' equity                  20,368         24,522
                                                 -------        -------

Commitments and contingencies
                                                 -------        -------

                                                $134,980        $61,566
                                                 =======        =======

See accompanying notes to condensed, consolidated financial statements.


*Derived from audited financial statements.

             AMERICAN RESOURCES OFFSHORE, INC.
             ---------------------------------
                      AND SUBSIDIARIES
                      ----------------

CONDENSED, CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------


                                         QUARTER ENDED         NINE MONTHS ENDED
                                         -------------         -----------------
                                         SEPTEMBER 30            SEPTEMBER 30
                                         ------------            ------------
                                       1998        1997       1998         1997
                                       ----        ----       ----         ----
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating revenues:
 Oil and gas production               $ 6,702     $ 4,812    $21,429     $13,457
 Transportation                           206         222        596         657
 Marketing                              1,804       1,956      5,796      15,356
 Other                                    319          90        746         137
                                       ------      ------     ------      ------
                                        9,031       7,080     28,567      29,607
                                       ------      ------     ------      ------
Operating expenses:
 Oil and gas production                 1,331         716      4,184       1,834
 Exploration costs                      1,314         381      2,324         434
 Transportation                            50         120        180         322
 Marketing                              1,905       1,929      5,865      15,330
 Depreciation, depletion and
  amortization                          4,156       2,008     12,666       5,510
 Impairment of assets                       -           -      2,168           -
 Administrative expenses                  889         862      2,476       2,442
 Other                                     26          54         78         114
                                       ------      ------     ------      ------
                                        9,671       6,070     29,941      25,986
                                       ------      ------     ------      ------


Operating income (loss)                  (640)      1,010     (1,374)       3,621

Other income (expense):
 Interest expense                      (2,122)       (666)    (5,249)      (2,021)
 Other                                     26          11         78           38
                                      -------     -------    -------      -------
                                       (2,096)       (655)    (5,171)      (1,983)
                                      -------     -------    -------      -------
     Income (loss) before income
      tax expense (benefit)           (2,736)         355     (6,545)       1,638

Income tax expense (benefit)            (790)         142     (2,391)         655
                                     -------      -------    -------      -------

     Net income (loss)                (1,946)         213     (4,154)         983

Preferred dividends                      (21)         (26)       (49)         (48)
                                     -------      -------    -------      -------

Net income (loss) attributable
 to common shares                    $(1,967)     $   187    $(4,203)     $   935
                                     =======      =======    =======      =======

Per common share:
 Basic                               $  (.20)     $  0.02    $  (.42)     $  0.11
                                     =======      =======    =======      =======


Weighted average number of
 common shares outstanding            10,045        9,928     10,022        8,626
                                     =======      =======    =======      =======

 Diluted                             $  (.20)     $  0.02    $  (.42)     $  0.10
                                     =======      =======    =======      =======


Weighted average number of
 common shares and dilutive
 potential common shares
                                      10,045        9,928     10,022        9,073
                                     =======      =======    =======      =======

              AMERICAN RESOURCES OFFSHORE, INC.
                        AND SUBSIDIARIES

  CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30
                                           -----------------
                                           1998           1997
                                           ----           ----
                                        (DOLLARS IN THOUSANDS)

Net cash provided by operating
 activities                              $31,373        $ 5,966
                                         -------        -------

Investing activities:
 Purchase of oil and gas properties      (84,484)        (4,313)
 Purchases of property and equipment      (1,920)          (489)
 Payments on notes receivable                137            231
 Issuance of notes receivable                (35)           (35)
 Proceeds from sale of assets              1,251              4
                                         -------        -------


      Net cash used in
        investing activities             (85,051)        (4,602)
                                         -------        -------

Financing activities:
 Proceeds from borrowings                 59,273          3,236
 Payments on borrowings                   (5,275)        (4,704)
 Redemption of convertible securities          -           (589)
 Proceeds from issuance of common stock        -          1,330
 Increase in deferred financing costs     (1,040)          (140)
 Other                                         -           (199)
                                         -------        -------

      Net cash provided by (used in)
        financing activities              52,958         (1,066)
                                         -------        -------

      Increase (decrease) in cash           (720)           298

Cash and cash equivalents at
  beginning of period                      1,181            353
                                         -------        -------

Cash and cash equivalents at
  end of period                          $   461        $   651
                                         =======        =======

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 19,842 and 21,508 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the nine months ended September 30, 1998 and 1997, respectively.

During the nine months ended September 30, 1997, holders of $5,538,483 ($4,519,914 net of placement costs) of an aggregate of $6,000,000 of Convertible Securities converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities. The remaining $461,517 was redeemed by the Company for a price of $589,023.

See accompanying notes to condensed, consolidated financial statements.

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------

(1)  GENERAL

     American Resources Offshore, Inc. (f/k/a American Resources of Delaware, Inc.) (ARO or the Company), a Delaware corporation organized on August 14, 1992, is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties offshore Louisiana and onshore Mississippi (Gulf Coast Region) and in southeastern Kentucky (Appalachian Region). The Company also gathers and markets natural gas in the Appalachian Region. These activities are considered to be one business segment for financial reporting purposes.

     The accompanying condensed, consolidated financial statements include the accounts of ARO and its subsidiaries, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1997 Form 10-KSB of the Company that was filed with the Securities and Exchange Commission (SEC).

     Basic and diluted income (loss) per common share were computed after consideration of dividend requirements on Preferred Stock, using the weighted average number of shares outstanding and the weighted average number of common shares and dilutive potential common shares outstanding, respectively, during each of the years presented. Outstanding stock options and warrants are potential Common Stock equivalents and have been considered when the effect is dilutive.

     Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

(2)  PROPERTY AND EQUIPMENT

     On March 5, 1998, the Company purchased interests in 43 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc. (TECO). The purchase consists of an average 30% interest in approximately 198,300 acres containing 5 producing wells and approximately $35 million PV10 of proved reserves as of December 31, 1997; partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 13,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development
     (HED). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 14 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified in excess of 35 initial drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $21,380,000 was paid from funds borrowed under the Company's credit facility, and $16.5 million was paid from funds borrowed under bridge loans

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------

     provided by DNB Energy Assets, Inc. (DNB), successor to Den norske Bank, AS (Den norske), $1.5 million of which was due July 1, 1998, with the remainder due September 30, 1998.
     The balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO Note). The bridge loans from DNB have been amended to extend the maturity date to December 31, 1998. DNB has also amended the interest rate to either the prime rate plus 1% or the LIBOR plus 4% and further agreed to amend the terms of the Company's credit facility to waive the payment of principal and the current ratio covenant compliance requirement through December 31, 1998. Additionally, DNB decreased the interest coverage ratio to 2.25:1.

     The TECO Note currently bears interest at the rate of 14% per annum and increases 2% each quarter hereafter, with a maximum interest rate of 18%. The TECO Note matured on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries. In addition to the TECO Note, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. The Company filed Forms 8-K and 8-K/A regarding this transaction with the SEC on January 16, 1998, March 16, 1998, May 19, 1998 and May 29, 1998.

     The Company has not made any payments on the TECO Note; therefore, TECO has been vested with the rights to acquire ten (10%) percent of the Company's issued and outstanding shares and options, together with the right to appoint two members to the Company's Board of Directors. By letter dated October 2, 1998, TECO notified the Company that its nonpayment of principal and interest constitutes an Event of Default under the Credit Agreement. TECO has not taken any action to exercise its warrant rights or make any appointments to the Company's Board at this time; however, TECO has not waived any of its rights under the Credit Agreement or Warrant Agreement. TECO has filed a Schedule 13-D and Form 3 with the SEC regarding such rights. Upon vesting of TECO's warrant rights, the Company will record a decrease in the TECO indebtedness which will be amortized as additional interest expense and an increase in equity, such amount to be calculated based upon the fair market value of the warrants.

     Assuming the acquisition had occurred on January 1, 1997, the following unaudited proforma operating data gives effect to the acquisition for the nine months ended September 30, 1998 and the year ended December 31, 1997:


                                    September 30,   December 31,
                                         1998           1997
                                    -------------   ------------


Total revenue                            $29,336       $44,669
                                          ======        ======

Net (loss) from operations               $(4,413)      $(3,745)
                                          ======        ======

Basic (loss) per share                   $  (.44)      $  (.42)
                                          ======        ======

Diluted (loss) per share                 $  (.44)      $  (.42)
                                          ======        ======

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------


     During the first quarter of 1998, the Company entered into an agreement with J. M. Huber Corporation (Huber) for the development of Grand Isle Block 55, offshore Louisiana, wherein two wells were to be drilled. During the drilling of the initial well, reserves were encountered; however, control of the well was lost necessitating the well to be shut in and a sidetrack well to be initiated. The additional costs of the re-drill as well as the cost of the material and equipment lost in the original well, estimated to be approximately $3.7 million, is reimbursable by the Company's insurance program, less deductibles totaling $300,000. Confirmation of coverage was received by the Company from the underwriters on July 22, 1998, and the Company has received $2.8 million to date. The remaining $600,000 is expected to be received within the next 60 days. During the third quarter of 1998, the Company successfully completed the side track well and an additional well from the A Platform on Grand Isle Block 55. Initial production commenced in September 1998 at the rate of approximately 1,500 barrels of oil per day. Huber has not assigned an ownership interest in the well to the Company based upon Huber's interpretation of the participation agreement that all trade creditors must be paid in full prior to any such assignment. The Company currently has trade payables of approximately $12 million in association with the drilling of these wells.

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                    September 30,   December 31,
                                         1998           1997
                                    -------------   ------------
                                       (Dollars in thousands)

Borrowings under the Company's credit
 facility, as amended, with DNB,
 reduction subject to availability
 under borrowing base, $48,173,000
 available borrowing base as of
 September 30, 1998, monthly reduction
 against the available borrowing base
 of $750,000 commencing January 1, 1999,
 interest payable monthly at the
 Floating Rate, or LIBO Rate plus
 2 1/2%, secured by oil and gas
 properties, equipment and receivables.  $48,173        $28,700

Term Loan A, as amended, payable to
 DNB, due December 31, 1998, with
 interest payable monthly at the
 Floating Rate plus 1%, or LIBO
 Rate plus 4% per annum, secured by
 oil and gas properties.                  15,000            -

Term Loan B payable to DNB, due
 December 31, 1998, with interest
 payable monthly at the Floating
 Rate plus 1%, or LIBO Rate plus
 4% per annum, secured by oil and
 gas properties.                           1,500            -

Note payable to TECO Oil & Gas, Inc.,
 with interest at 14% per annum,
 increasing 2% each quarter the
 note remains unpaid, with a


               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------

 maximum rate of 18%, due October 1,
 1998.                                    18,500            -

Note payable to related party, recourse
 only to specific properties, interest
 payable at prime rate plus 1% in
 connection with the purchase of oil
 and gas properties from Prima Capital,
 LLC.                                      1,093          1,500

Other notes                                   32            100
                                         -------         ------
                                          84,298         30,300

Less - Current portion                   (64,983)        (4,907)
Less - Debt in default                   (18,500)            -
                                         -------         ------

Long-term debt                           $   815        $25,393
                                          ======         ======

     On September 28, 1995, the Company entered into a $20,000,000 revolving credit facility through February 1, 2002 with Den norske. By November 1, 1997, the revolving credit facility had been increased to $75,000,000 and the available borrowing base was increased to $30,000,000. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB and increased to $50,000,000 to facilitate the purchase of oil and gas properties from TECO Oil & Gas, Inc. (TECO). As of September 30, 1998, the balance due under the revolving credit facility was $48,173,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under DNB's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. Commencing January 1, 1999, monthly principal reductions are $750,000. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     On March 5, 1998, DNB also provided bridge loans totaling
     $16,500,000 in order for the Company to complete the acquisition of the TECO properties. The bridge loans, as amended, mature on December 31, 1998.

     Under the credit agreement with DNB, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio.
     At September 30, 1998, the Company was in compliance with all of the required financial covenants except current ratio. The Company has obtained a waiver of the compliance requirement from DNB.

     Also in order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed a note in favor of TECO in the amount of $18,500,000 which matured
     October 1, 1998 (see Note 2).

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------

 (4) STOCKHOLDERS' EQUITY

     On January 15, 1998, the Board of Directors declared dividends payable in Common Stock on January 22, 1998, to holders of the Series 1993 Preferred Stock totaling 10,621 shares.

     On July 15, 1998, the Board of Directors declared dividends payable in Common Stock on July 22, 1998, to holders of the Series 1993 Preferred Stock totaling 9,221 shares.

     The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for (loss) income related to the unexercised stock options outstanding for the quarter and nine months ended September 30, 1998 and 1997, respectively.


                                       Quarter ended                Quarter Ended
                                    September  30, 1998           September 30, 1997
                                    -------------------           ------------------
thousands except                                   Per Share                    Per Share
  per share amounts                Loss    Shares    Amount    Income   Shares    Amount
                                   ----    ------   --------   ------   ------  ---------

Basic earnings per share
  Income (Loss) available to
    common stockholders          $(1,967)   10,045   $(.20)      $187    9,928      $.02
                                                      ----                           ---
  Potential common shares             -        -                   -       -
                                  ------    ------                ---    -----

Diluted earnings per share
  Income (Loss) available to
    common stockholders and
    assumed conversion           $(1,967)   10,045   $(.20)      $187    9,928      $.02
                                  ------    ------    ----        ---    -----       ---



                                     Nine Months ended            Nine Months Ended
                                    September  30, 1998           September 30, 1997
                                    --------------------          ------------------
thousands except                                   Per Share                    Per Share
  per share amounts                Loss    Shares    Amount    Income   Shares    Amount
                                   ----    ------   --------   ------   ------  ---------


Basic earnings per share
  (Loss) Income available to
    common stockholders          $(4,203)   10,022   $(.42)      $935    8,626      $.11
                                                      ----                           ---

  Potential common shares             -         -                  -       447
                                  ------    ------                ---    -----

Diluted earnings per share
  (Loss) Income available to
    common stockholders and
    assumed conversion           $(4,203)   10,022   $(.42)      $935    9,073      $.10
                                   ------   ------    ----        ---    -----       ---


(5)  COMMITMENTS AND CONTINGENCIES

     The Kentucky Revenue Cabinet has assessed the Company's wholly-owned subsidiary, Southern Gas Company of Delaware, Inc. (Southern Gas), for outstanding sales tax of approximately $1,500,000, plus penalties and interest, allegedly owed to the Commonwealth of Kentucky by Southern Gas Company ("SGC"), a dissolved entity, prior to Southern

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------

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

(6)  SUBSEQUENT EVENTS

     During the third quarter of 1998, the Board of Directors of the Company authorized management to entertain bids for the sale of the Company's Appalachian properties. The Company has commenced discussions with third parties; however, the Company can make no assurance that those discussions will result in the divestiture of the properties.

     Effective October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company; and the Company changed its name to American Resources Offshore, Inc.

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                        AND SUBSIDIARIES
                        ----------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                          (UNAUDITED)
                          -----------

 (7) LIQUIDITY

     As of October 31, 1998, the Company had current liabilities in excess of current assets (exclusive of current maturities of long-term debt) of approximately $17 million, is in default under the TECO Note with a current arrearage of approximately $19.5 million and has immediate needs with regard to its capital expenditure budget. Based upon its current cash position, the Company will be unable to satisfy these commitments without generating additional funds. In an attempt to remedy these deficiencies, on October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company for the purpose of reducing administrative expenses. Additionally, the Company has entered into discussions with third parties for the divestiture of its Appalachian properties. In the event the Company divests itself of these properties, the proceeds will be used to reduce its outstanding indebtedness to DNB, thereby resulting in a substantial reduction of interest expense. Further, the sale of these properties would allow the Company to effect an additional reduction of its administrative expenses. The Company plans to continue to review its options for the generation of additional funds and has not eliminated any alternatives. There can be no assurance that the Company will be able to obtain sufficient funds to meet its current cash needs and other obligations as they become due, which could result in material adverse consequences.

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

     RECENT DEVELOPMENTS

     On March 5, 1998, the Company purchased interests in 43 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
(TECO). The purchase consists of an average 30% interest in approximately 198,300 acres containing 5 producing wells and approximately $35 million PV10 of proved reserves as of December 31, 1997; partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 13,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development (HED). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 14 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified in excess of 35 initial drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57,680,000, of which $1,300,000 was paid in cash upon execution of the Purchase and Sale Agreement, $21,380,000 was paid from funds borrowed under the Company's credit facility, and $16.5 million was paid from funds borrowed under bridge loans provided by DNB Energy Assets, Inc. (DNB), successor to Den norske Bank, AS (Den norske), $1.5 million of which was due July 1, 1998, with the remainder due September 30, 1998. The balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO
Note). The bridge loans from DNB have been amended to extend the maturity date to December 31, 1998. DNB has also amended the interest rate to either the prime rate plus 1% or the LIBOR plus 4% and further agreed to amend the terms of the Company's credit facility to waive the payment of principal and the current ratio covenant compliance requirement through December 31, 1998. Additionally, DNB decreased the interest coverage ratio to 2.25:1.

     The TECO Note currently bears interest at the rate of 14% per annum and increases 2% each quarter hereafter, with a maximum interest rate of 18%. The TECO Note matured on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries. In addition to the TECO Note, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note is not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note is not paid in full by October 1, 1998. This percentage will increase by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. The Company filed Forms 8-K and 8-K/A regarding this transaction with the Securities and Exchange Commission (SEC) on January 16, 1998, March 16, 1998, May 19, 1998 and May 29, 1998. Upon vesting of TECO's warrant rights, the Company will record a decrease in the TECO indebtedness which will be amortized as additional interest expense and an increase in equity, such amount to be calculated based upon the value of the warrants.

     The Company has not made any payments on the TECO Note. Therefore, TECO has been vested with the rights to acquire ten (10%) percent of the Company's issued and outstanding shares and options, together with the right to appoint two members to the Company's Board of Directors. By letter dated October 2, 1998, TECO notified the Company that its nonpayment of principal and interest constitutes an Event of Default under the Credit Agreement. TECO has not taken any action to exercise its warrant rights or make any appointments to the Company's Board at this time; however, TECO has not waived any of its rights under the Credit Agreement or Warrant Agreement. TECO has filed a Schedule 13-D and Form 3 with the SEC regarding such rights.

     During the first quarter of 1998, the Company entered into an agreement with J. M. Huber Corporation (Huber) for the development of Grand Isle Block 55, offshore Louisiana, wherein two wells were to be drilled. During the drilling of the initial well, reserves were encountered; however, control of the well was lost necessitating the well to be shut in and a sidetrack well to be initiated. The additional costs of the re-drill as well as the cost of the material and equipment lost in the original well, estimated to be approximately $3.7 million, is reimbursable by the Company's insurance program, less deductibles totaling $300,000. Confirmation of coverage was received by the Company from the underwriters on July 22, 1998, and the Company has received $2.8 million to date. The remaining $600,000 is expected to be received within the next 60 days. During the third quarter of 1998, the Company successfully completed the side track well and an additional well from the A Platform on Grand Isle Block 55. Initial production commenced in September 1998 at the rate of approximately 1,500 barrels of oil per day. Huber has not assigned an ownership interest in the well to the Company based upon Huber's interpretation of the participation agreement that all trade creditors must be paid in full prior to any such assignment. The Company currently has trade payables of approximately $12 million in association with the drilling of these wells.

     During the first quarter of 1998, the Company participated in the drilling of a well on Galveston Block 213, a property purchased in the TECO acquisition. The well commenced production on May 28, 1998 and is currently producing at a rate of approximately 13 mmcfe of gas per day. The Company owns a 33.3% working interest in the well which is being operated by Basin Exploration, Inc.

     In April 1998, the Company entered into a Participation
Agreement with Westport Oil & Gas Company, Inc. to develop
Vermillion Block 220, offshore Louisiana. The parties commenced the drilling of a well; and after review of the drilling results, the Company has elected not to complete the well.

     On May 6, 1998, the Company entered into a Participation Agreement to acquire 16.67% working interest in High Island Block 105, offshore Texas. The well encountered natural gas accumulation in the objective reservoir and was subsequently cased and perforated for production. Attempted completion operations were unsuccessful in sustaining production because of reduced reservoir pressures. The Company believes that production could be established in this well utilizing stimulation and available compression facilities on the platform.

     During the second quarter of 1998, the Company participated in the drilling of a successful exploratory well on West Cameron Block 172, a property purchased in the TECO acquisition. The OCS G1998 #16ST well has been drilled and completed with an initial test rate of 11 million cubic feet (mmcf) of gas and 200 barrels of condensate per day. A development/acceleration well, the OCS G1998 #18 well, was drilled in the same fault block and encountered gas pay in two additional reservoirs. The #18 well has also been completed and tested at an initial rate of 10.2 mmcf of gas and 90 barrels of condensate per day. Design and construction of a platform and facilities for development of this discovery are in progress with initial production anticipated by early 1999. Additional prospective fault blocks are identified, and two additional wells are planned on the Block. The Company's working interest in the #16ST and #18 wells is 28.72% and 27%, respectively.

     In June 1998, the Company participated in the drilling of a successful well on West Cameron Block 368 on which the Company had existing production. It is anticipated that the well will be completed and begin producing during the fourth quarter of 1998. During the third quarter of 1998, the Company completed an exchange of working interest ownership with Century Offshore Management Corporation that provides for the Company to increase its working interest to 95% on a portion of West Cameron Block 368 covering approximately 1,170 acres.

     The Company has entered into an agreement to provide drilling services for Chevron USA for which it receives a monthly fee. Pursuant to the terms of the agreement, the Company is required to advance payment of all costs and expenses incurred in the drilling operations and is reimbursed for all such costs and expenses on a monthly basis. During the third quarter of 1998, the Company completed its obligations pursuant to the terms of this agreement.

     On August 31, 1998, the Company also entered into a farmout agreement with Chevron, USA for the development of a portion of South Timbalier Block 21 Field covering approximately 14,300 acres. The Agreement requires the Company to commence operations in the Field 90 days therefrom. The Company will not commence these operations unless it secures the funding necessary to comply with the terms of the agreement. At this time, the Company has not secured the necessary funds.

     During the third quarter of 1998, the Board of Directors of the Company authorized management to entertain bids for the sale of the Company's Appalachian properties. The Company has commenced discussions with third parties; however, the Company can make no assurance that those discussions will result in the divestiture of the properties.

     Effective October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company; and the Company changed its name to American
Resources Offshore, Inc.

     ADOPTION OF NEW ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS NO. 130). The adoption of SFAS No. 130 had no impact on the Company's financial statements for the quarter and nine months ended September 30, 1998.

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

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

     REVENUES. Total revenues for the Company decreased 3.5% to $28.6 million for the first nine months of 1998 from $29.6 million for the comparable period in 1997. Marketing revenues decreased approximately $9.6 million, or 62%, primarily due to the termination of the gas sales contract with Southern Resources, Inc., resulting from the Company's decision to focus on exploration and development activities. However, due to the small profit margins and administrative expenses associated with the Southern Resources gas sales contract, the termination had no significant adverse effect on the Company's net income due to a corresponding $9.5 million reduction in marketing expense.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 59% to $21.4 million in the first nine months of 1998, due primarily to production attributable to wells acquired and drilled on acreage acquired in the TECO acquisition. The increase in oil and gas production revenue was partially offset by reduced oil and gas prices.

     The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations for the periods indicated:


                               NINE MONTHS ENDED
                                 SEPTEMBER 30,         % INCREASE
                               -----------------
                              1998         1997       (DECREASE)
                              ----         ----       ----------
Production volumes:
  Natural gas (MMcf)          7,431        3,286           126
  Oil (MBbls)                   322          294            10
  Total (MMcfe)                9364        5,048            85
Average sale prices:*
  Natural gas (per Mcf)        2.34         2.41            (3)
  Oil (per Bbl)               12.58        18.80           (33)
  Per Mcfe                     2.29         2.67           (14)
Expenses (per Mcfe):
  Lease operating (including
    production taxes)           .45          .36            25
  Depreciation, depletion
    and amortization           1.35         1.09            24
  Administrative                .26          .48           (46)

*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 128% to $4.2 million, in the first nine months of 1998 due primarily to operating costs associated with increased production. Oil and gas production expense was $0.45 per Mcfe for the first nine months of 1998 compared to $0.36 for the same period in 1997, an increase of 25%.

     EXPLORATION COSTS. During the nine months ended September 30, 1998, costs of approximately $2.3 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under the Company's accounting method. Exploration costs for the nine months ended September 30, 1997 were approximately $434,000.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During the first nine months of 1998, the Company recorded a non-cash charge of $2.2 million representing impairment of non-core oil and gas properties.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 1% to $2.5 million in the first nine months of 1998, and was $.26 per Mcfe, a decrease of 46% from the prior year. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells. Subsequent to September 30, 1997, the Company expanded its Gulf Coast operations by forming ARO and staffing it with technical personnel experienced in Gulf Coast Region exploration and development activities.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased 130% to $12.7 million in the first nine months of 1998 and was $1.35 per Mcfe, an increase of 24% from the prior year. The increase resulted primarily from the TECO acquisition and increased depletion attributable to the acquisition costs and successful drilling activities.

     INTEREST EXPENSE. Interest expense increased 160% to $5.2 million, in the first nine months of 1998, due to additional borrowings to fund the TECO acquisition and expanded exploration and development activities.

     NET INCOME. Due to the factors described above, net income decreased to a loss of $4.2 million for the nine months ended
September 30, 1998.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Total revenues for the Company increased 28% to $9 million for the third quarter of 1998 compared with $7.1 million in 1997, due primarily to an increase in production.
Marketing revenues decreased 8%.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 39% in the third quarter of 1998 to $6.7 million due primarily to the production attributable to wells acquired and drilled on acreage acquired in the TECO acquisition. The increase in production was partially offset by reduced oil prices.

     The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations for the periods indicated:

                               Three Months Ended
                                 September 30,         % Increase
                               ------------------
                              1998         1997       (Decrease)
                              ----         ----       ---------

Production volumes:
  Natural gas (MMcf)          2,326        1,170          99
  Oil (MBbls)                   102          116         (12)
  Total (MMcfe)               2,937        1,868          57
Average sale prices:*
  Natural gas (per Mcf)        2.37         2.38          --
  Oil (per Bbl)               11.61        17.26         (33)
  Per Mcfe                     2.28         2.58         (12)
Expenses (per Mcfe):
  Lease operating (including
   production taxes)            .45          .38          18
  Depreciation, depletion
   and amortization            1.41         1.08          31
  Administrative                .30          .46         (35)

*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 86% to $1.3 million in the third quarter of 1998 due primarily to increased production volumes and operating costs associated with the Company's active participation in the exploration and development of the properties acquired in the TECO acquisition. Oil and gas production expense was $0.45 per Mcfe in the third quarter of 1998 as compared to $0.38 in 1997, an increase of 18%.

     EXPLORATION COSTS. During the third quarter of 1998, costs of approximately $1.3 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under the Company's accounting method. Exploration costs for the third quarter of 1997 were approximately $381,000.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. In the third quarter of 1998, the Company did not record any impairment to oil and gas properties.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 3% to $889,000 in the third quarter of 1998 and was $.30 per Mcfe, a decrease of 35% from the prior year. This expense increased primarily due to the establishment of the Company's Gulf Coast Region office in late 1996 and the expanded staffing of that office during the fourth quarter of 1997. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells.

     DD&A EXPENSE. DD&A expense increased 107% to $4.2 million for the third quarter of 1998 and was $1.41 per Mcfe, an increase of 31% from the prior year. The increase resulted primarily from the TECO acquisition and increased depletion attributable to the acquisition costs and successful drilling activities.

     INTEREST EXPENSE. Interest expense increased 219% to $2.1 million in the third quarter of 1998. The increase was attributable to additional borrowings to fund acquisition, exploration and development activities.

     NET INCOME. Due to the factors described above, net income for the Company decreased to a loss of $1.967 million.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at September 30, 1998 totaled $461,482 as compared to $1,180,638 at December 31, 1997.
Historically, the Company has funded its oil and gas exploration and development activities with operating cash flows, bank borrowings and issuance of equity and debt securities. The Company has a $75 million credit facility through DNB with a $48.2 million borrowing base which has been fully utilized.

     Under the credit facility with DNB, the Company is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At September 30, 1998, the Company was in compliance with all of the required financial ratios except current ratio. The Company has obtained a waiver of the compliance requirement from DNB through December 31, 1998, as further discussed below.

     In its Report on Form 10-Q for the quarter ended March 31, 1998, the Company estimated the capital expenditures for its development and exploratory program to be $34 million in 1998. The Company currently anticipates a capital expenditure budget of $38 million for 1998, of which $1 million is allocated to Kentucky with the balance of $37 million allocated to the Gulf Coast Region. Through September 30, 1998, the Company has expended approximately $20 million in its 1998 exploration and development program. The Company's estimate of its capital expenditure budget will change on a month to month basis based upon drilling results and new opportunities. These expenditures are substantially at the discretion of the Company; and the Company does not currently have sufficient cash to fully fund the proposed program. There are no assurances that the funds can be obtained or that they can be obtained under terms acceptable to the Company. In the event the Company is unable to obtain sufficient funds under acceptable terms, it will be necessary for the Company to adjust the level of the development and exploratory program.

     The $16.5 million in bridge loans from DNB have been amended to extend the maturity date to December 31, 1998. DNB has also amended the interest rate to either the prime rate plus 1% or the LIBOR plus 4% and further agreed to amend the terms of the Company's credit facility to waive the payment of principal and the current ratio covenant compliance requirement through December 31, 1998. Additionally, DNB decreased the interest coverage ratio to 2.25:1.

     The TECO Note in the amount of $18.5 million matured on October 1, 1998; and by letter dated October 2, 1998, TECO declared the Company in default. However, TECO is a party to an agreement between the Company and DNB which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company.

     As of September 30, 1998, the Company had total current assets of $10.7 million and total current liabilities of $70 million. However, of the $70 million in total current liabilities, $35 million pertains to current maturities of debt associated with the TECO acquisition, $7.1 million represents current maturities of other long-term debt and $27.9 million relates to the Company's ongoing operating activities, including development of properties acquired from TECO and other prospects.

     The production from the Company's South Timbalier 211 and 148 properties has declined approximately 60% over the last six months. The operator of South Timbalier 211 is currently evaluating the A-1 well to determine if the decline is one of mechanical integrity or the absence of reserves. The operator of the South Timbalier 148 wells has notified the company of its intention to rework and recomplete a majority of the wells comprising the South Timbalier 148 field, and those operations are expected to commence during the fourth quarter of 1998.
There can be no assurance that the recompletion or reworking of the subject wells will be successful.

     As of October 31, 1998, the Company had current liabilities in excess of current assets (exclusive of current maturities of long-term debt) of approximately $17 million, is in default under the TECO Note with a current arrearage of approximately $19.5 million and has immediate needs with regard to its capital expenditure budget. Based upon its current cash position, the Company will be unable to satisfy these commitments without generating additional funds. In an attempt to remedy these deficiencies, on October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company for the purpose of reducing administrative expenses. Additionally, the Company has entered into discussions with third parties for the divestiture of its Appalachian properties. In the event the Company divests itself of these properties, the proceeds will be used to reduce its outstanding indebtedness to DNB, thereby resulting in a substantial reduction of interest expense. Further, the sale of these properties would allow the Company to effect an additional reduction of its administrative expenses. The Company plans to continue to review its options for the generation of additional funds and has not eliminated any alternatives. There can be no assurance that the Company will be able to obtain sufficient funds to meet its current cash needs and other obligations as they become due, which could result in material adverse consequences.

     YEAR 2000 ISSUE. The year 2000 issue relates to the inability of certain computers and software applications to correctly recognize and process date sensitive information for the Year 2000 and beyond. Without correction, the computers and software applications could fail or create erroneous information. Since this problem could affect the Company's systems, as well as the systems of its business partners, the Company is presently analyzing its internal and external systems, focusing on minimizing disruptions of the Company's operations as a result of the millennium change.

     The Company uses a PC based network system to process, record and analyze financial information. A majority of the equipment and support software has been purchased in recent years, and its suppliers have informed the Company that it is year 2000 compliant. The Company's primary oil and gas software is not year 2000 compliant at this time. In conjunction with an ongoing review of year 2000 issues, the Company has been in contact with the oil and gas software provider. The software provider is currently working towards making its system year 2000 compliant and expects to achieve this by mid-1999.

     The Company is assessing the readiness of business partners, including industrial end-users, joint interest operators, and outside-operated pipeline and processing facilities as well as suppliers of goods and services. Interruptions in these services could disrupt production and delivery of oil and gas. The Company intends to contact these parties in order to determine their efforts in becoming year 2000 compliant and ability to deliver services.

     The Company will develop contingency plans to provide business continuity and to address operations, safety and environmental concerns. This effort is expected to begin in the first quarter of 1999 and should be completed by the third quarter of 1999.

     The Company does not believe the costs incurred to address the Year 2000 issue with respect to its financial, administrative and operational systems will have a material impact on the
Company.
                               21

     The Company expects to have all internal systems and computer equipment Year 2000 compliant by the millennium change. The Company is relying on its business partners and suppliers to be year 2000 compliant as well. Failure of significant third parties to complete their Year 2000 compliance projects could interrupt the supply of materials and services needed for oil and gas operations. Disruptions to the oil and gas transportation networks controlled by third party carriers could result in reduced production volumes delivered to market. Such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition. The analysis of present internal and external systems for year 2000 compliance is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On March 5, 1998, the Company entered into the TECO Note and a credit facility agreement ("Credit Agreement") with TECO. The TECO Note matured on October 1, 1998, and the Company did not make any payments of principal and interest pursuant to the terms of the TECO Note. On October 2, 1998, the Company was informed by TECO that it is in default under the Credit Agreement; however, due to limited remedies and restrictions which are more fully discussed elsewhere in this 10-Q, TECO is restricted from taking action to enforce the payment of the TECO Note. The current arrearage at the time of the filing of this Report on Form 10-Q is approximately $19.5 million.

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

          10.95 Certificate of Amendment dated July 2, 1998 amending the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 10.95 to the Company's Report on Form 10-Q for the quarterly period ending June 30, 1998).

          10.96 Certificate of Ownership and Merger Merging American Resources Offshore, Inc., into American Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.96 to the Company's Report on form 8-K filed on November 12, 1998).

     (b)  Reports on Form 8-K:

               On October 1, 1998, the Company filed a Report on Form 8-K in order to report the extension of the maturity date on its bridge loans from DNB and the vesting of warrants in favor of TECO due to nonpayment of the TECO Note.

               On November 12, 1998, the Company filed a Report on Form 8-K reporting the merger of American Resources Offshore, Inc., into the Company and the change of the name of the Company to American Resources Offshore, Inc.

                           SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN RESOURCES OFFSHORE, INC.



Date:                         By: /s/ Ralph A. Currie
                                  -------------------------------
                                   Ralph A. Currie
                                   Chief Financial Officer
                                   (Principal Accounting and
                                    Financial Officer)