Form 10-K
period 1998-12-31
AMERICAN RESOURCES OFFSHORE INC
filed 1999-04-16
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from      to     .
                                    ----    ----

                   Commission File No.0-21472

               AMERICAN RESOURCES OFFSHORE, INC.
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

X Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,606,766 as of March 15, 1999, based upon the closing sale price of the Common Stock on the NASDAQ SmallCap Market on March 15, 1999 of $0.469 per share. As of March 15, 1999, Registrant had 10,261,074 shares of Common Stock, par value $.00001 per share, and 230,516 shares of Series 1993 Preferred Stock, par value $12.00 per share, outstanding.


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

=================================================================


                               ii



                       TABLE OF CONTENTS


                                                             Page
                                                             ----
                             PART I

Item 1.   Business                                             1

Item 2.   Description of Property                              13

Item 3.   Legal Proceedings                                    19

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     20


                            PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters                                  21

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        22

Item 7.   Financial Statements                                 33

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  33

                            PART III

Item 9.   Directors and Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act                    34

Item 10.  Executive Compensation                               39

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                47

Item 12.  Certain Relationships and Related Transactions       49

                            PART IV

Item 13.  Exhibits and Reports on Form 8-K                     52

Signatures                                                    109

Exhibit Index                                                 110

                               iii


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS:

OVERVIEW:

     American Resources Offshore, Inc. ("ARO") is the surviving company of the October 29, 1998 merger between American Resources of Delaware, Inc. and its wholly-owned subsidiary, American Resources Offshore, Inc., the merged company having assumed the name of ARO. ARO is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties offshore Louisiana and offshore Texas (the "Gulf Coast Region") and in southeastern Kentucky ("Appalachia" or the "Appalachian Region"). ARO also gathers and markets its natural gas in Appalachia. Southern Gas Co. of Delaware, Inc. ("Southern Gas") is ARO's only wholly-owned subsidiary. When used herein, the word "ARO" refers to both ARO and Southern Gas unless otherwise indicated.

     ARO's acquisition, exploration and development activities have resulted in substantial increases in reserves, production and cash flow from oil and gas operations since year-end 1993.
As the result of successful drilling activities and acquisitions, ARO has grown proved reserves more than 700% since year-end 1993, resulting in 1998 earnings before interest, taxes, depreciation/depletion and amortization and impairment on assets ("EBITDA") of $13.6 million. However, for the year ended December 31, 1998, ARO had a net loss of $46.2 million which included a non-cash impairment in the amount of $36.7 (See Item 7, "Financial Statements," to this Report on Form 10-K). At December 31, 1998, ARO's estimated net proved reserves were 49.2 billion cubic feet ("Bcf") of natural gas and .85 million barrels ("MMBbls") of oil, or 54.3 Bcf equivalent with estimated future net cash flows discounted using a rate of 10% ("PV-10 Value") of approximately $51.4 million. 76% of these reserves were classified as proved developed.

     ARO saw its production volumes increase 18.5% in 1998 as compared with 1997; and with the acquisition of additional prospects in the Gulf Coast Region during 1998, ARO has adequate inventory with which to continue exploration.

     ARO's first direct involvement in the Gulf Coast Region began in 1995 when it acquired an interest in and drilled two successful wells on the offshore Louisiana lease block known as Ship Shoal 150. In 1996 and 1997, ARO made great progress in expanding its Gulf Coast Region operations by acquiring working interests in existing oil and gas wells together with exploration rights on the offshore Louisiana lease blocks known as South Timbalier 148, Ship Shoal 222, Ship Shoal 225 and West Cameron
368. In order to assist with the change in ARO's primary focus from the Appalachian Region to the Gulf Coast Region and to support additional growth in the Gulf Coast Region, in November 1997, ARO formed a wholly-owned subsidiary named American Resources Offshore, Inc. and staffed it with an experienced technical team.

     During the first quarter of 1998, ARO significantly expanded its holdings in the Gulf Coast Region by acquiring properties from TECO Oil & Gas, Inc. ("TECO") for $57.7 million (see Item 1, "Description of Business--Acquisition Activities," of this Report on Form 10-K). $16.5 million of the purchase price was paid from funds borrowed under bridge loans provided by DNB Energy Assets, Inc. ("DNB"), successor to Den norske Bank AS ("Den norske"), and $18.5 million was paid in the form of a promissory note in favor of TECO ("TECO Note"). At the time of the acquisition, ARO planned to raise additional capital and obtain permanent debt financing in order to i) refinance the bridge loans and the TECO Note, and ii) provide funding necessary to actively develop the properties and significantly increase its reserve base. However, in the months that followed, ARO was faced with several difficult challenges which have placed it in an uncertain financial position.

     Simultaneously with the acquisition of properties from TECO, ARO hired an investment banking firm to assist it in completing a combination high yield debt offering and preferred stock offering, and the two worked on this project diligently throughout the spring and summer months. Unfortunately, due to the softening of the debt and equity markets, these attempts were unsuccessful and no funds were raised. ARO believes that a contributing factor to the failure to raise outside funding was the simultaneous decline in oil and gas prices to their lowest levels in recent history. To further compound the situation, production from ARO's two largest producing fields, South Timbalier 211 and 148, declined approximately 60% over the six-month period from March to September 1998. Finally, throughout the summer months, ARO incurred trade payables of approximately $16 million as a result of the capital requirements for the development of additional wells. However, subsequent to year end 1998, ARO settled approximately $12 million of the trade payables by surrendering its interest in Grand Isle Block 55, which is reflected in the December 31, 1998 financial statements.

     Due to the events described above, as of December 31, 1998, ARO's financial situation was such that it was not in compliance with its primary credit facility and the bridge loans, as amended, from DNB in the approximate amounts of $48 million and $15.6 million, respectively; TECO had declared ARO in default of the TECO Note which matured on October 1, 1998; and ARO had current liabilities in excess of current assets of approximately $6.3 million (excluding current portion of long-term debt).

     ARO is taking measures in an attempt to remedy the above deficiencies, as more particularly described in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources," of this Report on Form 10-K. In the event ARO is successful in its restructuring efforts, it plans to actively develop its existing Gulf Coast Region properties during 1999 and beyond.

STRATEGY:

     ARO's primary goal is to increase reserves, production and cash flow through the exploration and development of its oil and gas properties. ARO emphasizes the following elements in achieving this strategy:

     ENHANCE GULF COAST REGION PRESENCE. ARO plans to expand its production and reserve position in the Gulf Coast Region, a region which represented approximately 74% of ARO's PV-10 Value for proved reserves at December 31, 1998. ARO believes it has been successful in its exploration and development activities in this region and believes that there remains significant undiscovered reserve potential attainable through active drilling.

     BALANCE EXPLORATION AND DEVELOPMENT ACTIVITIES. ARO plans to utilize a balanced approach to grow its reserves, production and cash flow. ARO's acquisitions during 1998 were consistent with this strategy and consisted of a balanced portfolio of production and proved undeveloped properties, as well as higher impact exploratory projects which have been identified using 3-D seismic technology. ARO anticipates that substantially all of its 1999 drilling budget will be allocated toward lower risk development drilling projects.

     EXPAND PROSPECT GENERATION PROGRAM. ARO's participation in partnerships such as Louisiana Offshore Ventures and Texas 3D Ventures increases its exposure to a greater number and variety of high quality drilling opportunities, while diversifying its risk. ARO currently owns interests in substantially undeveloped leasehold inventory in the Gulf Coast Region encompassing approximately 225,000 gross acres and 49 lease blocks. Ten of the 49 lease blocks are currently producing from 26 wells. ARO believes that its internal exploration team, acting in cooperation with an external network of geoscientists, will accelerate ARO's growth through development and exploratory drilling of its own acreage and additional undeveloped acreage acquired through farm-ins and other joint venture arrangements.

     USE ADVANCED TECHNOLOGIES. ARO utilizes 3-D seismic and other advanced technologies to evaluate its development and exploratory projects in the Gulf Coast Region, to provide more accurate geological data and to improve the likelihood of drilling success. During 1998, ARO gained access to 14 geoscientists, in addition to its own staff of four, and over 13,500 square miles of 3-D seismic data.

ACQUISITION ACTIVITIES:

     In the past, ARO actively pursued the acquisition of producing oil and gas properties in its core areas of operations. From inception, ARO has acquired interests in approximately 508 wells in the Gulf Coast Region and Appalachia (net of dispositions), as well as several hundred undeveloped leases in these areas. ARO also increased its leasing activities in the Gulf Coast Region and at December 31, 1998, had invested approximately $48.2 million for the acquisition of unproved leases in the area.

     Set forth below is a brief description of the major property acquisitions by ARO during the last five years.

     MARCH 1998 - TECO OIL & GAS - $57.7 million - ARO purchased interests in 41 leaseblocks in the Gulf of Mexico from TECO. The properties consisted of an average 30% interest in approximately 198,300 acres and 5 producing wells, interests in two joint ventures and access to approximately 12,500 square miles of 3-D seismic data. ARO believes that these properties provide ample opportunity to increase reserves, production and cash flow from development and exploration activities. ARO has participated in the drilling and completion of 6 wells on the properties since they were acquired and has identified numerous other drilling locations thereon.

     DECEMBER 1997 - K. E. RESOURCES - $2.5 million - ARO acquired interests in three producing leases and one undeveloped lease covering a combined 15,000 acres in the Federal Outer Continental Shelf ("OCS") offshore Louisiana (Ship Shoal Blocks 222 and 225 and West Cameron 368) from K.E. Resources, Ltd. The properties include 6 platforms servicing the existing wells which contain an estimated 3.5 Bcf equivalent of proved oil and gas reserves net to ARO. Management believes there are several desirable locations for additional exploration as well as additional development opportunities on the property.

     SEPTEMBER 1997 - PRIMA - $2.8 million - ARO acquired additional interests in several producing and non-producing oil and gas properties in the Gulf Coast Region from Prima Capital, LLC ("Prima").

     JUNE 1997 - DAUGHERTY - $0.5 million - ARO acquired interests in 26 natural gas wells in Appalachia from Daugherty
Petroleum, Inc. The properties were attractive to ARO because they were located in or adjacent to existing facilities owned by ARO.

     JULY 1996 - CENTURY - $15.6 million - ARO acquired working interests in proved developed and undeveloped oil and gas properties in the Federal OCS offshore Louisiana (South Timbalier 148 containing proved reserves of approximately 12.0 Bcf of gas and 465,000 barrels of oil) from Century Offshore Management Corporation ("Century"). The purchase price consisted of $8 million in cash, the cancellation of a $6.5 million promissory note from Century to ARO and the assumption of existing liens of $1.1 million.

     DECEMBER 1995 - AKS - $4.2 million - ARO acquired properties in Appalachia from AKS Energy Company ("AKS"). ARO acquired more than 100 miles of gathering pipelines and related equipment, ownership in approximately 155 producing wells located in or adjacent to ARO's existing Kentucky facilities and net proved reserves of approximately 7.7 Bcf.

     FEBRUARY 1994 - SOUTHERN GAS COMPANY - $16.8 million - ARO acquired the oil and gas properties, pipeline and equipment, and accounts receivable of Southern Gas Company, Inc. ("SGC"), an independent Kentucky-based natural gas production, pipeline and gas marketing company.

     FEBRUARY 1994 - SOUTHERN GAS HOLDING CO. - $2.1 million - ARO acquired from Southern Gas Holding Co. ("SGH"), the parent company of SGC, its interests in gas wells owned by SGH and 441,176 shares of common stock in National American Life Insurance Company of Pennsylvania, Inc. ("NALICO") owned by SGH. Based upon an independent appraisal of the investment, a final purchase price of $869,000 was allocated to the NALICO stock. During 1995, Management obtained an independent appraisal of ARO's investment value of NALICO. As result of the appraisal, ARO reduced the investment's value to zero and recognized the reduction as a charge against income in 1995.

     1994 - MISCELLANEOUS - Throughout 1994, ARO actively acquired numerous natural gas properties in Kentucky to enhance the properties acquired from SGC.

TECHNOLOGY:

     ARO intends to utilize 3-D seismic surveys and its access to 18 geoscientists and 13 state of the art 3-D seismic workstations to evaluate its exploratory prospects in the Gulf Coast Region prior to drilling thereon. The availability of 3-D data at reasonable cost makes it an attractive risk management tool for the shallow waters of the Gulf of Mexico. The use of 3-D seismic technology will provide ARO with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects than 2-D seismic technology and traditional evaluation methods. ARO believes that its use of 3-D seismic technology improves its likelihood of drilling success and provides it with an advantage over those companies that do not regularly utilize similar technology.

MARKETING AND CUSTOMERS:

     ARO sells substantially all of its current Gulf Coast Region gas production through H&N Gas, Ltd. and Superior Natural Gas Corporation. ARO utilizes forward sales contracts for a significant portion of its Gulf Coast Region gas production to achieve more predictable cash flows and to reduce the effect of fluctuations in gas prices. During 1998, ARO's Gulf Coast Region production averaged 28.8 million cubic feet equivalent per day ("MMcfe/d"). At March 15, 1999, ARO had forward sales arrangements with respect to 20 MMcfe/d at an average price of $1.86 per thousand cubic feet ("Mcf"). During 1998, ARO sold call options for 20 MMcfe/d at a call price of $2.70 per Mcf, which expire in March 2000. In exchange for establishing a ceiling of

$2.70 per Mcf over the option term, ARO received an average option premium of $0.14 per Mcf on the volumes contracted for under the call option agreement. These contracts were terminated in January 1999 at a profit of $680,114. ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

     ARO sells more than 10% of its Gulf Coast oil production to Citgo Petroleum Corporation, Texon Corporation, Conoco and through contracts administered by I.P. Petroleum Company.

     In Appalachia, ARO markets substantially all of the gas production from company-operated properties as well as gas production purchased from other sources. During 1998, ARO's Appalachia production averaged 3 MMcfe/d. As of December 31, 1998, ARO sold approximately 7.5 MMcfe/d of its own and third party Appalachia production at an average price of $2.84 per Mcf. ARO, through its marketing operation, purchased 4.5 MMcfe/d at an average cost of $2.83 per Mcf at such date.

     During 1996, 1997 and 1998, Osram Sylvania purchased in excess of 10% of the natural gas sold by ARO, and Southern Resources, Inc. purchased approximately 69%, 48% and 0%, respectively, of the natural gas sold by ARO under a contract which was terminated in May 1997, the majority of which was sold on a spot market basis. The remaining Appalachia production is sold to industrial end-users in Kentucky and surrounding states.

     ARO has a number of customers for its Appalachian gas, most of which are industrial end-users located in Kentucky. However, other end-users of ARO's gas are located in Ohio, Tennessee and West Virginia. Its largest customers currently include Osram Sylvania, Williams Energy and PG&E. The industrial end-users are serviced through a variety of gas companies, including Columbia Gas of Kentucky, Inc., Texas Eastern Pipeline and Delta Natural Gas Company.

     Most of ARO's Appalachian production is transported through its approximately 300 miles of gas gathering systems running through Southeastern Kentucky to transmission pipelines which are not owned by ARO. Transportation space on these transmission pipelines may be occasionally limited and at times unavailable due to repairs or improvements being made to the facilities. ARO's access to transportation options could also be affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the Federal Energy Regulatory Commission ("FERC") has issued a series of orders which have altered significantly the marketing and transportation of natural gas (See "Regulation: Federal Regulation of Sales and Transportation of Natural Gas"). The effect of these orders to date has been to enable producers such as ARO to market their natural gas production to purchasers other than the interstate pipelines located in the vicinity of their producing properties. While ARO has not experienced any inability to market its production, if transportation space becomes restricted or is unavailable, ARO's cash flow could be adversely affected. However, in order to guard against curtailment of deliveries due to normal capacity limitations, ARO maintains firm or priority transportation capacity where available on key transmission pipelines. (See "Regulations-- Federal Regulation of Sales and Transportation of Natural Gas.")

COMPETITION:

     The oil and gas industry is highly competitive, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of ARO's competitors have financial and personnel resources and exploration and development budgets that are substantially greater than those of ARO, which may affect ARO's ability to compete with these companies.

REGULATIONS:

     ENVIRONMENTAL. Activities of ARO with respect to (1) exploration, development, and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and treatment of natural gas and natural gas liquids are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. Similarly, such regulation has also increased the cost of design, construction, and operation of natural gas pipelines and treatment facilities. In most instances, the regulatory requirements relate to the handling and disposal of drilling production waste and waste created by water and air pollution control procedures or equipment. Although ARO believes that compliance with existing environmental regulations will not have a material adverse effect on operations or earnings, the risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from ARO's operations could result in substantial costs and liabilities to ARO.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substances released into the environment. At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. At this time, neither ARO nor its predecessors has been designated as a potentially responsible party under CERCLA.

     ARO generates or has generated in the past wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. EPA and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes generated by ARO's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefor be subject to more rigorous and costly operating and disposal requirements.

     ARO currently owns or leases, or has in the past owned or leased, numerous properties that for many years have been either used for the exploration and production of oil and gas or used to store and maintain equipment that was regularly used in these operations. Although ARO utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by ARO or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under ARO's control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, ARO could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The Oil Pollution Act ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into the navigable waters of the United States. OPA subjects owners and operators of facilities to strict joint and several liability for all containment and cleanup costs and certain other public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, however a party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility for potential oil spills. OPA originally required owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the rule, the responsible party can establish financial responsibility through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. On September 30, 1996, Congress passed legislation lowering the minimum financial responsibility requirement for offshore facilities in United States waters under OPA to $35 million, subject to increases up to a maximum of $150 million if the risk posed by a potential oil spill indicates the increase is warranted. The United States Department of the Interior Minerals Management Service ("MMS") has proposed a final rule to implement these financial assurance requirements. See 62 Fed. Reg. 14,052 (March 25, 1997). MMS has not yet issued the final financial responsibility rule. While the financial assurance requirements under OPA may impose additional costs on ARO, the impact of the rule is not expected to be any more burdensome to ARO than it will be to other similarly situated owners and operators with operations within or adjacent to the waters of the United States.

     The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or is derivatives into surface waters or in the ground. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, such as ARO, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. In addition, the CWA and analogous state laws require permits to authorize discharges into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, ARO is required to maintain such permits or meet general permit requirements. In 1992, EPA adopted regulations concerning the discharge of stormwater runoff. This program requires that covered facilities obtain individual permits, participate in a group permit, or seek coverage under an EPA general permit. ARO believes that it is in substantial compliance with the requirements of the CWA and OPA and that any non-compliance would not have a material adverse effect on ARO.

     FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL
GAS: Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. On July 29, 1989, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") was enacted, which removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales",such as sales by ARO of its own production. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

     ARO's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. ARO cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS. While ARO does not currently own or operate any gathering lines on the OCS, the expansion of its business into the Gulf of Mexico may be impacted by the OCSLA.

     ARO owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction. Whether on state or federal land or in offshore waters subject to the OCSLA, natural gas gathering may receive greater regulatory scrutiny in the future.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     FEDERAL LEASES: Certain of ARO's operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities.
To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require any of ARO's operations on federal leases to be suspended or terminated; and the MMS has recently proposed, but not yet enacted, regulations that would allow it to expel unsafe operators from existing OCS platforms and bar them from obtaining future leases. Any such suspension, termination or bar could materially and adversely affect ARO's financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the OPA, as described below.

     The MMS issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establishing a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. ARO cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how ARO might be affected by this amendment to the MMS' regulations.

     In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length contracts. Informed discussions among MMS and industry officials are continuing, although it is uncertain whether and what changes may be proposed regarding gas royalty valuation. In addition, MMS announced its intention to issue a proposed rule that would require all but the smallest producers to be capable of reporting production information electronically.

     Recently, the MMS has issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. ARO cannot predict what, if any effect the new rule will have on its operations.

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION:
Production of oil and gas by ARO is also affected by state regulations. ARO conducts operations in Kentucky, Mississippi and in Louisiana state waters in the Gulf of Mexico. State regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations. ARO's operations are also subject to various conservation laws and regulations including the regulation of the size of drilling spacing units or proration units, the density of wells that may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas that ARO can produce from its wells and may limit the number of wells or the locations at which ARO can drill. To the extent any of ARO's natural gas gathering facilities are subject to state regulations, regulation of gathering facilities generally includes various safety, environmental, and in some circumstances nondiscriminatory take requirements, but does not generally entail rate regulation. Inasmuch as such laws and regulations are periodically expanded, amended and reinterpreted, ARO is unable to predict the future cost or impact of complying with such regulations; however, ARO does not believe it will be affected by these laws and regulations materially differently than the other oil and natural gas producers with which it competes.

     OIL PRICE CONTROLS AND TRANSPORTATION RATES: Sales of crude oil, condensate and gas liquids by ARO are not currently regulated and are made at market prices. Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-
A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The effect that these rules may have on the cost of moving ARO's product to market is uncertain.

OPERATING HAZARDS AND INSURANCE:

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to ARO due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In addition to the foregoing, certain of ARO's operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions.

     In accordance with customary industry practice, ARO maintains insurance against some, but not all, of the risks described above. ARO maintains insurance to cover business interruption and loss of revenues on its proved producing properties in the Gulf Coast Region; however, ARO's insurance does not cover business interruption or protect against loss of revenues for properties in the Appalachian Region. There can be no assurance that any insurance obtained by ARO will be adequate to cover any losses or liabilities. ARO cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect ARO's financial condition and operations.

EMPLOYEES:

     On March 5, 1999, ARO, including its subsidiary, had 24 full time employees, none of whom are covered by a collective bargaining agreement. From time to time, ARO utilizes a series of independent consultants and contractors to perform various professional services, particularly in the areas of geology and environmental assessment. ARO considers its relationship with its employees to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY:

     ARO's oil and gas properties are concentrated in the Gulf Coast Region and Appalachia, representing approximately 74% and 26%, respectively, of ARO's PV-10 Value for proved reserves as of December 31, 1998. These regions are well established oil and gas producing basins with a substantial history of exploration and development activity.

     ARO's interests in the wells it operates represented approximately 26% of its PV-10 Value for proved reserves as of December 31, 1998. ARO has established a preliminary budget of $12 million of capital expenditures for exploration and development in the Gulf Coast Region in 1999 (see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" of this Report on Form 10-K).

     The following table provides proved reserve information for ARO's major fields as of December 31, 1998:

                                                           % of
                                                 Gas      Proved
                             Oil       Gas    Equivalent  PV-10
Core Area/Field            (MBbl*)   (MMcf*)   (MMcfe*)   Value
---------------            -------   -------   -------    -----
GULF COAST REGION:
-----------------
  West Cameron 172            71     7,030     7,456      21.40%
  South Timbalier 211         34     6,788     6,992      19.50%
  South Timbalier 148        389     7,872    10,206      13.74%
  West Cameron 368             4     2,235     2,260       5.19%
  Ship Shoal 150             292       437     2,189       3.87%
  Ship Shoal 97               53     4,218     4,536       3.40%
  Galveston 213                6       800       836       1.80%
  Galveston 394/395           --     1,689     1,689       5.00%

APPALACHIA:
----------
  Gausdale                    --    10,960    10,960      16.00%
  Other                       --     7,201     7,201      10.10%

     Total net proved        849    49,230    54,325     100.00%
      reserves


*(MBbl - thousand barrels; MMcf - million cubic feet; MMcfe - million cubic feet equivalent.)

GULF COAST REGION:

     As of December 31, 1998, ARO owned interest in 49 leases in the offshore Gulf of Mexico. These leases cover a total of 225,000 acres, and ARO owns working interests ranging from 59% to 15% with an average working interest of 29.8%. Of the leases located in Federal OCS waters, 26 are offshore Louisiana and 21 are offshore Texas. One lease is in the state waters of offshore Louisiana, and one lease is in the state waters of offshore Texas. Ten of the leases are currently producing and the remainder are in prospect inventory and scheduled for development. Those leases not producing are under primary term. Of the expirations of primary terms for currently undeveloped leases, one occurs in 1999, 12 in 2000, 18 in 2001, 7 in 2002, and 1 in 2003.

     WEST CAMERON 172

     West Cameron Block 172 is located 25 miles offshore Louisiana in an average water depth of 40 feet. ARO owns a 27% working interest in the lease which covers 5,000 acres. Interest in this lease was obtained as a part of the TECO acquisition. At the time of the acquisition, there were no producing wells on the lease; however, during the course of 1998, three successful wells were drilled on the lease, and a production platform was installed. Production from the platform commenced in December 1998. I.P. Petroleum Company, Inc. is the operator of the lease. Additional exploratory opportunities exist on the lease.

     SOUTH TIMBALIER 211

     South Timbalier Block 211 is located 42 miles offshore Louisiana in an average water depth of 140 feet. ARO owns a 29.997% working interest in the lease which covers 5,000 acres. Interest in this lease was obtained as a part of the TECO acquisition, and I.P. Petroleum is the operator of the lease. Both of the currently producing wells on the lease were producing at the time of the acquisition. There are developmental and exploratory opportunities on the lease.

     SOUTH TIMBALIER 148.

     South Timbalier Block 148 is located 30 miles offshore Louisiana in an average water depth of 100 feet and is operated by Newfield Exploration Company. ARO owns an interest in the west half of the block. ARO acquired its interest in the lease from Century. The lease covers 2,500 acres and is situated on the northern extension of the South Timbalier 176 Field salt dome which has produced more than 64 million barrels of oil and 818 Bcf of gas from upper to middle Pliocene sands. Oil and gas accumulations occur in 22 different sands in the upper and middle Pliocene. As of December 31, 1998, there were 9 producing wells on 4 production platforms on the lease. ARO's working interest in the wells ranges from 10% to 45%.

     WEST CAMERON 368.

     West Cameron Block 368 is located 58 miles offshore Louisiana in an average water depth of 80 feet. ARO owns an interest covering 5,000 acres. ARO acquired its interest from K.E. Resources, Ltd. during the fourth quarter of 1997. The property is operated by Century, and one well is currently producing in which ARO owns a 29.4% working interest. In 1998, ARO entered into a transaction with the operator of the lease which provided ARO with a 95% working interest on an 1,100 acre portion of the lease where ARO has an exploratory prospect.

SHIP SHOAL 150.

     Ship Shoal Block 150 is located 31 miles offshore Louisiana in an average water depth of 53 feet and is operated by Century. The lease is situated on the northwest flank of the Ship Shoal Block 154 Field salt dome which has produced 69 million barrels of oil and 81 Bcf of gas from upper to middle Pliocene sands. ARO acquired a 50% working interest from Century in 1995 and successfully drilled 2 wells that year, both of which are currently producing. Additional exploratory drilling opportunities exist on the lease and are currently being evaluated utilizing 3-D seismic.

     GALVESTON 213.

     Galveston Block 213 is located 10 miles offshore Texas in an average water depth of 40 feet. ARO owns a 33.33% working interest in the lease which covers 5,760 acres. Interest in the lease was obtained as a part of the TECO acquisition, and Basin Exploration, Inc. is the operator of the lease. The well which is currently producing on the lease was drilled during 1998 after ARO's acquisition of interest. An additional developmental opportunity exists on the lease.

APPALACHIAN REGION:

     The majority of the wells that ARO owns in the Appalachian Region are located in the Gausdale gas field in Southeastern Kentucky and were acquired in various transactions since 1993. Gausdale is located on the eastern edge of the Cincinnati Arch to the Appalachian Basin. The field is also located some eight miles from Pine Mountain. The Newman, Waverly and Devonian formations have all been successfully stimulated, resulting in increases of more than 500% of the wells' natural productivity in certain instances. ARO's working interest in the wells ranges from 5% to 100%. ARO operates all of its Kentucky wells through its subsidiary, Southern Gas.

OIL AND GAS OPERATIONS:

     OIL AND GAS RESERVES.

     Estimated net quantities and the related costs and present values of the oil and gas reserves of ARO are set out in "Oil and Gas Producing Activities (Unaudited)" to the Financial Statements included in Item 7 to this Report on Form 10-K. No estimates of ARO's total, proved net oil or gas reserves have been filed with, or included in, reports to any other federal authority or agency since the beginning of the last fiscal year.

     PRODUCTION.

     The following tables set forth for each of the last three fiscal years by the primary geographic areas in which ARO owns production, which are identified as Kentucky and the Gulf Coast Region, the average sale price and production cost per barrel of oil or Mcf of gas produced by wells owned by ARO. The amounts include only marketable production of oil or gas (on an "as sold" basis) and produced to its interest, less royalties and production due others. ARO does not own any oil properties in Kentucky.

                      KENTUCKY (GAS ONLY)*

                Average Sales            Average Production
  Fiscal        Price Per Unit             Cost Per Unit
   Year           Gas (Mcf)                  Gas (Mcf)
   ----           ---------                  ---------

   1998             $2.19                      $0.49
   1997             $2.24                      $0.79
   1996             $2.12                      $0.59


*For the years 1998, 1997 and 1996, the Average Sales Price and
Production Cost per Unit were calculated using the weighted average method, comparing volumes delivered with the price for each category previously reported.

                 GULF COAST REGION (OIL AND GAS)

                  Average Sales            Average Production
  Fiscal          Price Per Unit             Cost Per Unit
   Year   Oil (per bbl) Gas (per Mcf) Oil (per bbl) Gas (per Mcf)
   ----   ------------- ------------- ------------- -------------
   1998       $12.59        $2.47*        $2.16         $0.41
   1997       $18.08        $2.64*        $1.56         $0.27
   1996       $20.71        $2.96         $2.10         $0.35


*Includes effect of hedging activities.

     PRODUCTIVE WELLS AND ACREAGE AS OF DECEMBER 31, 1998.

     The following tables set forth as of December 31, 1998, the total gross and net productive wells in which ARO had an interest (expressed separately for oil and gas), and the total gross and net developed acres in which ARO had an interest by geographic area. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                               17
                       KENTUCKY (GAS ONLY)

  Total Gross       Total Net     Total Gross      Total Net
   Productive       Productive     Developed       Developed
     Wells            Wells          Acres           Acres
     -----            -----          -----           -----

      482              313           33,740          21,931



     GULF COAST REGION (GAS AND OIL PRODUCED FROM EACH WELL)

  Total Gross       Total Net     Total Gross      Total Net
   Productive       Productive     Developed       Developed
     Wells            Wells          Acres           Acres
     -----            -----          -----           -----

       26              7.75          47,753          13,504


     UNDEVELOPED ACREAGE AS OF DECEMBER 31, 1998.

     The following table sets forth as of December 31, 1998, the amount of undeveloped gross and net leasehold acreage in which ARO had an interest.

                            KENTUCKY

     Gross             Net
  Undeveloped      Undeveloped      Acreage        Remaining
     Acres            Acres      Concentration        Term
     -----            -----      -------------       -----

     2,000            1,750            *               **

*Approximately seventy acre spacing.
**Depending on the lease, the remaining term varies from 1 year to as long as oil or gas is produced from the lease.

     During 1995, ARO made a determination to focus its drilling efforts on the Gulf Coast Region and to concentrate on the acquisition of proved producing properties in the Appalachian Region such as the AKS acquisition (see Item 1, "Acquisition Activities," of this Report on Form 10-K). Therefore, ARO has made a conscious effort to limit its undeveloped acres in Appalachia to more desirable locations, thereby also reducing its lease expenses. ARO also controls the majority of the capacity in the major pipeline through which the gas must flow to be delivered to market, thereby giving it the competitive advantage to obtain desired drilling acreage on an "as needed" basis. Additionally, recently enacted legislation providing for significant taxes on unmined minerals reduces the incentive to maintain large undeveloped acreage blocks as has been done in past years.

                        GULF COAST REGION

     Gross            Net
  Undeveloped     Undeveloped       Acreage        Remaining
     Acres           Acres       Concentration        Term
     -----           -----       -------------        ----

    178,034          48,090            *               **


*Not less than the legal spacing required by applicable
  authorities.
**The remaining term of the leases varies.

     DRILLING ACTIVITIES.

     The following table describes the drilling activity of ARO for the last three fiscal years.

                Net                        Net
             Productive    Net Dry      Productive     Net Dry
            Exploratory  Exploratory  Developmental Developmental
   Fiscal      Wells        Wells         Wells         Wells
    Year      Drilled      Drilled       Drilled       Drilled
    ----      -------      -------       -------       -------


    1998         1.2(1)       2.1(2)      8.3(1)         0
    1997          .6(3)       1.7(4)      1(3)           0
    1996         0            0           4(5)           0


(1) ARO owns working interests ranging between 26.95% and 33.33% in 4 exploratory wells drilled in the Gulf Coast Region, 100% working interest in 6 developmental wells drilled in the Kentucky region, together with working interests ranging between 27% and 100% in 3 developmental wells drilled in the Gulf Coast Region.

(2) ARO drilled 6 dry exploratory wells in which it had working interests ranging between 16.2% and 100%. All of these wells were located in the Gulf Coast Region.

(3) ARO owns a 100% working interest in 1 developmental well drilled in Kentucky, together with working interests ranging between 6% and 23% in 5 exploratory wells drilled in the Gulf Coast Region.

(4) ARO drilled 7 dry exploratory wells in which it had working interests ranging between 3.5% and 48%. All of the wells were located in the Gulf Coast Region.

(5) ARO owns a 50% working interest in 8 developmental wells it drilled in the Kentucky Region and a 45% working interest in 1 developmental well drilled in the Gulf Coast Region in 1996.

ITEM 3.   LEGAL PROCEEDINGS:

     ARO has been named as a defendant in lawsuits arising in the ordinary course of business. ARO believes, based on experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on ARO's financial position or results of operations.

     During 1997, the Kentucky Revenue Cabinet assessed Southern Gas for outstanding sales tax of approximately $1.5 million, plus penalties and interest, allegedly owed to the Commonwealth of Kentucky by SGC, a dissolved company, prior to Southern Gas' acquisition of the assets of SGC. In January 1999, ARO received notification from the Kentucky Revenue Cabinet that the Cabinet had accepted ARO's Offer in Settlement in the amount of $47,499 for any and all outstanding sales and tangible property taxes.

     In January 1999, ARO was named as a defendant in a lawsuit initiated by a trade creditor seeking approximately $8.6 million for work performed on Grand Isle Block 55. Additionally, other trade creditors filed liens against Grand Isle Block 55. ARO had previously reported the amounts it owed the trade creditors for work performed on Grand Isle Block 55 in its Report on Form 10-Q for the Quarter Ended September 30, 1998. On March 10, 1999, ARO finalized an agreement (the "Compromise and Release Agreement") with Huber Oil & Gas, Inc. ("Huber") agreeing to the termination of the participation agreement with Huber (the "Participation Agreement") affecting the Property and relinquishing any and all rights ARO had to the Property. Huber acquired all of the trade creditors' lien claims on the Property, and the Compromise and Release Agreement provides for a full release of ARO from all trade creditor claims and for all obligations of ARO under the Participation Agreement. The litigation initiated by the trade creditor is in the process of being dismissed with prejudice. As a result of the relinquishment of ARO's rights in the Property, ARO took a net writedown of approximately $1.4 million in the fourth quarter of 1998.

          In the first quarter of 1999, ARO was also named a co-defendant in litigation filed by the operator of High Island Block 105 seeking approximately $600,000 for expenses incurred in the drilling of a well. On March 10, 1999, ARO settled this litigation by agreeing to convey its interest in the #19 well located on West Cameron Block 172 to the co-defendant in exchange for approximately $600,000 and a 25% reversionary interest after payout. Those proceeds were utilized by ARO to settle this litigation. At the time of this settlement, ARO was in default on its obligation to advance an additional $733,752 for completion cost of the #19 well and did not have the capital to make this advance. As ARO would have been caused to non-consent this operation, it agreed to convey its interest to the co-defendant, who paid the completion costs.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS:

MARKET INFORMATION:

     On September 30, 1993, ARO's Common Stock began trading under the symbol "GASS" on the small cap section of the NASDAQ. The following table sets forth the closing high and low sales prices of the Common Stock for the periods indicated, as reported by NASDAQ. These prices are believed to be representative inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent prices at which actual transactions occurred.

                           1998                    1997
                          Sales                   Sales
                          -----                   -----
                   High         Low         High        Low
                   ----         ---         ----        ---
  First Quarter   $3.44        $2.25       $3.88        $2.22
  Second Quarter  $3.22        $2.25       $3.06        $1.88
  Third Quarter   $2.59        $0.81       $3.03        $2.06
  Fourth Quarter  $1.41        $0.22       $3.88        $2.06



     On January 4, 1999, ARO received notification from NASDAQ that unless the shares of ARO's common stock report a closing bid of $1.00 or greater for ten consecutive trading days prior to April 5, 1999, ARO's securities will be subject to delisting. As of the date of the filing of this Report on Form 10-K, ARO's stock has not reported a closing bid of $1.00 or greater for ten consecutive trading days. ARO has requested an oral hearing before the NASDAQ Qualifications Board with regard to this matter. This hearing is scheduled for May 13, 1999 and provides ARO with a stay of action to that date.

HOLDERS:

     On March 15, 1999, the last sale price of ARO's Common Stock as reported on the NASDAQ SmallCap Market was $0.47; and there were 401 holders of record of ARO's Common Stock and 14 holders of record of ARO's Series 1993 Preferred Stock.

DIVIDENDS:

     Holders of shares of ARO's $12.00 par value Series 1993 Preferred Stock are entitled to receive, when declared, cumulative dividends at the rate of 8% per share based upon the total number of shares outstanding. Such dividends are payable semi-annually to holders of record on the 15th day of January and July of each year. All dividends payable on ARO's capital stock are payable in cash or common stock, at ARO's election.

     ARO has not in the past nor does it intend to pay cash or common stock dividends on its Common Stock or cash dividends on its Series 1993 Preferred Stock in the foreseeable future. ARO intends to retain earnings, if any, for the future operation and development of its business. In addition, the payment of cash dividends on any share of any class of its capital stock is prohibited by the terms of ARO's credit facility. See Note 14 to Notes to Financial Statements included in Item 7 of this Report on Form 10-K.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:

     The following discussion is intended to assist in an understanding of ARO's financial position and results of operations for each year of the three-year period ended December
31, 1998. ARO's consolidated financial statements and the notes thereto which follow contain detailed information that should be referred to in conjunction with the following discussion.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

     Statements, other than historical facts, contained in this Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although ARO believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas; and it can give no assurance that its estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of ARO's success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which ARO operates, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K and in the Form 8-K which ARO filed with the Securities and Exchange Commission on July 25, 1997.

GENERAL:

     American Resources Offshore, Inc. ("ARO") is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil and gas properties offshore Louisiana and offshore Texas, and in southeastern Kentucky. ARO also gathers and markets its gas in Appalachia.

     ARO was formed in August 1992, to acquire the assets and assume specific liabilities of Standard Oil and Exploration of Delaware, Inc. ("Standard Oil"). Since the consummation of the Standard Oil transaction in April 1993, ARO has grown, primarily through acquisition and development activities. ARO's acquisition expenditures for 1996 through 1998 are listed below by major areas. As a result of acquisitions and dispositions of oil and gas properties, operating results may not be comparable from period to period.


                            Year ended December 31,
                            -----------------------
                            1998      1997      1996
                            ----      ----      ----
                           (000)     (000)     (000)

Gulf of Mexico
  Offshore                $60,864    $3,793   $ 3,026
  Onshore                     146     3,179    16,088
  Kentucky                  1,114       536     2,251
                           ------     -----    ------

     Total Acquisitions   $62,124    $7,508   $21,365
                           ======     =====    ======

     ARO's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it produces. In addition, ARO's proved reserves and oil and gas production will decline as oil and gas are produced unless ARO conducts successful exploration and development drilling activities.

     ARO follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

     ARO utilizes forward sales contracts for gas production to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. These arrangements are settled on a monthly basis. ARO continuously re-evaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements. As of March 15, 1999, approximately 90% of ARO's estimated natural gas production for the period of March 1999 through August 1999 was committed to forward sales contracts at an average price of $1.86 per Mcf.
See Item 1, "Description of Business -- Marketing and Customers."

RESULTS OF OPERATIONS:

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER
31, 1997

     REVENUES. Total revenues for ARO decreased 4.9% to $36.1 million for 1998 from $38 million for the comparable period in 1997. Marketing revenues decreased approximately $9.6 million, or 62%, primarily due to the termination of the gas sales contract with Southern Resources, Inc., resulting from ARO's decision to focus on exploration and development activities. However, due to the small profit margins and administrative expenses associated with the Southern Resources gas sales contract, the termination had no significant adverse effect on ARO's net income as reflected by a corresponding $9.5 million reduction in marketing expense.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 37.3% to $26.7 million in 1998, due primarily to production attributable to wells acquired and drilled on acreage acquired from TECO Oil & Gas, Inc. ("TECO").

     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                 YEAR ENDED
                                DECEMBER 31,
                                ------------    % INCREASE
                               1998      1997   (DECREASE)
                               ----      ----   ---------
  Production volumes:
    Natural gas (MMcf)         9,428     4,579      106
    Oil (MBbls)                  374       426      (12)
    Total (MMcfe)             11,671     7,134       64
  Average sale prices:*
    Natural gas (per Mcf)     $ 2.44     $2.57       (5)
    Oil (per Bbl)             $12.59    $18.08      (32)
    Per Mcfe                  $ 2.30     $2.73      (16)
  Expenses (per Mcfe):
    Lease operating (including
      production taxes)       $ 0.43     $0.36       19
    Depreciation, depletion
      and amortization        $ 1.55     $1.21       28
    Administrative            $ 0.39     $0.47      (17)


*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 92% to $5 million in 1998 due primarily to operating costs associated with increased production. Oil and gas production expense was $0.43 per Mcfe for 1998 compared with $0.36 for the same period in 1997, an increase of 19%.

     EXPLORATION COSTS. During 1998, costs of approximately $5 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under ARO's accounting method. Exploration costs for 1997 were approximately $785,000.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, ARO began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to ARO's oil and gas properties, fair value was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by Management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During 1998, ARO recorded an impairment of oil and gas properties of $34.7 million compared with $5 million during 1997. The impairment includes a $8.2 million write down of ARO's Appalachian properties based on its current efforts to sell the Kentucky division of ARO. The Appalachian impairment allowance is included in ARO's accumulated depreciation, depletion and amortization. ARO also recognized a $22.5 million impairment on the TECO properties. The write down was primarily the result of a significant decline in the production on several of the TECO wells coupled with a substantial decline in oil and gas prices in 1998. An additional $4 million impairment was recognized on other oil and gas properties. ARO also recognized a $2 million impairment on its holding of Century stock.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 37.5% to $4.6 million in 1998, and was $0.39 per Mcfe, a decrease of 17% from the prior year. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells. In 1998, ARO expanded its Gulf Coast operations by staffing its Louisiana office with technical personnel experienced in Gulf Coast Region exploration and development activities.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased 110% to $18 million in 1998 and was $1.55 per Mcfe, an increase of 28% from the prior year. The increase resulted primarily from the TECO acquisition and increased depletion attributable to the acquisition costs and successful drilling activities. Given the impairment of oil and gas properties and adjustments to reserve volumes recognized during 1998, ARO expects its DD&A expense per unit to decrease during 1999.

     INTEREST EXPENSE. Interest expense increased 171% to $7.4 million in 1998 due to additional borrowings to fund the TECO acquisition and expanded exploration and development activities.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $46.2 million for the year ended December
31, 1998.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER
31, 1996

     REVENUES. Total revenues for ARO increased 15% to $38 million for 1997 from $33 million for the comparable period in 1996 primarily due to an increase in production.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 128% to $19 million in 1997, due primarily to the acquisition of South Timbalier 148 in late 1996 and subsequent production of 11 wells thereon.

     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                 YEAR ENDED
                                DECEMBER 31,
                                ------------    % INCREASE
                               1997      1996   (DECREASE)
                               ----      ----   ---------
  Production volumes:
    Natural gas (MMcf)         4,579     1,830      150
    Oil (MBbls)                  426       200      113
    Total (MMcfe)              7,134     3,031      135
  Average sale prices:
    Natural gas (per Mcf)     $ 2.57    $ 2.40        7
    Oil (per Bbl)             $18.08    $20.71      (13)
    Per Mcfe                  $ 2.73    $ 2.82       (3)
  Expenses (per Mcfe):
    Lease operating (including
      production taxes)       $ 0.36    $ 0.46      (22)
    Depreciation, depletion
      and amortization        $ 1.21    $ 1.09       11
    Administrative            $ 0.47    $ 0.77      (39)

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 84% to $2.6 million in 1997 due primarily to operating costs associated with increased production. Oil and gas production expense was $0.36 per Mcfe for 1997 compared to $0.46 for the same period in 1996, an increase of 22%.

     EXPLORATION COSTS. During 1997, costs of approximately $785,000 were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under ARO's accounting method. There were no such costs for 1996.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, ARO began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to ARO's oil and gas properties, fair value was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by Management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During 1997, ARO recorded an impairment of oil and gas properties of $5 million. There were no impairments for 1996.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 43% to $3.3 million in 1997, and was $.47 per Mcfe, a decrease of 39% from the prior year. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells. This expense increased principally due to the establishment of a Louisiana office in 1996 and the expanded staffing of that office during the fourth quarter of 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased 160% to $8.6 million in 1997 and was $1.21 per Mcfe, an increase of 11% from the prior year. The increase resulted primarily from the increased production on South Timbalier 148 and Ship Shoal 150 and the establishment of a reserve for future plugging and abandonment costs.

     INTEREST EXPENSE. Interest expense increased 13% to $2.75 million in 1997 due to additional borrowings to fund acquisition and expanded exploration and development activities.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $1.8 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     As of December 31, 1998, ARO had cash and cash equivalents of approximately $255,000 compared with approximately $1.2 million for 1997.

     Funding for ARO's business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. ARO's principal uses of capital have been for the acquisition, exploration and development of oil and gas properties. ARO has no present agreement, commitment or understanding with respect to any acquisitions of oil and gas properties and plans to use all available resources, if any, for the development of its existing Gulf Coast Region properties.

     During 1998, ARO expended approximately $8.6 million in its exploration and development program. ARO has established a preliminary budget of $12 million for exploration and development in 1999; however, this budget is subject to revision during the year to reflect drilling results and new opportunities. Additionally, these expenditures are substantially at the discretion of ARO; and ARO does not currently have sufficient cash to fully fund the proposed program. There are no assurances that the funds can be obtained or that they can be obtained under terms acceptable to ARO. In the event ARO is unable to obtain sufficient funds under acceptable terms, it will be necessary for ARO to adjust the level of the development and exploratory program.

     As of December 31, 1998, ARO had current liabilities in excess of current assets of approximately $6.3 million (excluding current portion of long-term debt), was not in compliance with its primary credit facility and bridge loans with DNB Energy Assets, Inc. ("DNB"), successor to Den norske Bank, AS ("Den norske"), of approximately $48 million and $15.6 million, respectively, and was in default under its $18.5 million loan with TECO. As more particularly described in Item 1, "Description of Business--Overview," of this Report on Form 10-K, this situation is primarily the result of: i) the lack of available outside funding to complete the scheduled refinancing of the interim loans and capital expenditures associated with the acquisition and development of properties from TECO; ii) the marked decline in oil and gas prices; iii) the more than 60% decline of production in ARO's two largest producing fields; and
iv) the approximately $16 million in trade payables incurred in association with the capital requirements for the development of additional wells; however, subsequent to year-end 1998, ARO settled approximately $12 million of the trade payables by surrendering its interest in Grand Isle Block 55, which is reflected in the December 31, 1998 financial statements.

     It is important to note that DNB has not yet demanded payment nor has it agreed to extend the term of the bridge loans; and TECO is a party to an agreement between ARO and DNB which substantially limits TECO's remedies against ARO unless the Bank is paid in full or declares a default and takes affirmative action against ARO. Additionally, pursuant to the terms of a warrant agreement entered into between the parties relative to the TECO Note, TECO has been vested with the rights to acquire 600,000 shares of ARO's common stock at $2.67 per share, plus additional common stock in ARO equal to fifteen (15%) percent of ARO's issued and outstanding common stock and options or rights to purchase common stock for $0.00001 per share, together with the right to appoint two members to ARO's Board of Directors. TECO has not taken any action to exercise its warrant rights or make any appointments to ARO's Board at this time; however, TECO has not waived any of its rights. TECO has filed a Schedule 13-D and Form 3 with the Securities and Exchange Commission ("SEC") regarding such rights. TECO's rights to acquire fifteen (15%) percent of ARO's issued and outstanding common stock and options or rights to purchase common stock will increase to twenty (20%) percent if the TECO Note is not paid in full by April 1, 1999.

     ARO has taken the following measures in an attempt to remedy the above deficiencies:

     On October 29, 1998, ARO's wholly-owned subsidiary, American
     Resources Offshore, Inc., was merged into ARO for the purpose of reducing administrative expenses.

     During the fourth quarter of 1998, the Board of Directors authorized and ARO entered into discussions with third parties for the sale of its Appalachian properties. In the event ARO sells these properties, the proceeds will be used to reduce its outstanding indebtedness to DNB, which would also result in a substantial reduction of interest expenses. Further, the sale of these properties would result in an additional reduction of ARO's administrative expenses.

     During the first quarter of 1999, ARO settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of additional wells by surrendering its interest in its Grand Isle Block 55 wells to the operator of the wells.

     ARO's Management continues to explore all possible alternatives for the restructuring of the company, including the refinancing of debt and possible business combinations with third parties.

     NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $22 million, $9.4 million and $6.1 million for 1998, 1997 and 1996, respectively. Cash flows increased due to increases in oil and gas production and revenues resulting principally from acquisition and development activities between the three years.

     NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities by ARO was $56.3 million, $12.7 million and $18.9 million for 1998, 1997 and 1996, respectively. Acquisition and development of oil and gas properties were the primary uses of funds.

     The following table sets forth capital expenditures, including acquisitions, made by ARO during the periods indicated:

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                            1998           1997           1996
                            ----           ----           ----
                                  (Dollars in thousands)

Oil and gas expenditures
  Development             $ 9,834         $1,357        $ 3,315
  Exploration                   -            929
  Acquisitions             62,124          7,509         21,365
                           ------          -----         ------

    Total                 $71,958         $9,795        $24,680
                           ======          =====         ======


For 1999, ARO has budgeted approximately $12 million for oil and gas development and exploration (see "Liquidity and Capital
Resources," above).

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by ARO's financing activities was $33.4 million, $4.1 million and $12.3 million for 1998, 1997 and 1996, respectively. Most of this cash was provided by borrowing activities except for $7 million in stock issuances in 1996.

     CREDIT FACILITY. At December 31, 1998, an aggregate of $48.2 million was outstanding under the Credit Facility with DNB. The Credit Facility provides for a $75 million revolving commitment which will be payable in full on or before February 1, 2002. The amount of credit available at any time under the Credit Facility may not exceed the borrowing base which was $48.2 million at December 31, 1998, and will be redetermined semiannually. The borrowing base was increased to $50 million in March 1998 in connection with the TECO acquisition. Advances under the Credit Facility bear interest at either a Prime rate or LIBO (London Interbank Offer) rate (plus 2.5%) of interest, at ARO's option. The Credit Facility contains customary covenants (see the First Amended and Restated Credit Facility Agreement attached as Exhibit 10.86 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 1997).

     Under the Credit Facility with DNB, ARO is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the credit facility. The following lists the specific requirements and the actual amounts as calculated under the terms of the credit facility at December 31, 1998:

                                      Required         Actual
                                      --------         ------

Debt coverage ratio                  1.2 to 1.0       .7 to 1.0
Current ratio                        1.0 to 1.0       .6 to 1.0
Tangible net worth                  $17,540,000     ($22,878,473)
General and administrative expenses
  (not to exceed in current year)    $8,586,930       $4,568,868
Quarterly interest ratio            2.25 to 1.0      1.74 to 1.0

     Under the required calculation of the current ratio, ARO is allowed to deduct from current liabilities current amounts of principal and interest due under the credit facility. At December 31, 1998, ARO was not in compliance with all of the required financial ratios; however, DNB agreed to temporarily waive the requirements at year-end 1998. As stated earlier, DNB has not yet demanded payment nor has it agreed to extend the terms of ARO's bridge loans.

     BRIDGE FINANCING. In order to complete the acquisition of the TECO properties in March 1998, in addition to increasing ARO's borrowing base to $50.0 million to provide an additional $22 million under the Credit Facility, DNB provided additional bridge financing of $16.5 million. The balance due DNB at December 31, 1998 for these loans was $15.6 million. The financing, as amended, matured on December 31, 1998. As partial consideration for the TECO properties, ARO also executed the TECO
Note in the amount of $18.5 million.  This loan matured on
October 1, 1998.   (See Item 1, "Description of Business -
Overview" and "Liquidity and Capital Resources," above.)

     EQUITY SECURITIES. In order to assist in its continued growth and expansion, ARO completed the following private placements during 1998 and 1997.

     See the discussion in "Liquidity and Capital Resources," above, regarding the warrant agreement entered into between ARO and TECO.

     In July 1997, pursuant to a Securities Purchase Agreement, ARO's primary lender, Den norske, purchased 500,000 shares of common stock of ARO for a price of $2.66 per share, for a total of $1,330,000 ($1,132,911 net of placement costs).
     ARO and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased.

     In late 1996, ARO privately placed 4% convertible securities in the aggregate principal amount of $6,000,000 ($4,997,554 net of placement costs) with a maturity date one year from date of issuance. The securities were convertible at the option of the holders into shares of common stock valued at the lesser of (1) the closing bid price of the common stock as reported on NASDAQ on the date of issuance of the security, or (2) 75% of the average closing bid prices of the common stock as reported on NASDAQ for the five trading days prior to the date of conversion. As of June 9, 1997, securities totaling $5,538,483 had been converted into 3,101,864 shares of common stock inclusive of the 4% dividend shares paid as of the date of conversion, and the remaining securities totaling $461,517 had been redeemed by ARO pursuant to its rights under the security documents.
     ARO was not required to pay any liquidated damages or additional interest as a result of the conversion or redemption of the securities.

     YEAR 2000 ISSUE. The year 2000 issue relates to the inability of certain computers and software applications to correctly recognize and process date sensitive information for the Year 2000 and beyond. Without correction, the computers and software applications could fail or create erroneous information. Since this problem could affect ARO's systems, as well as the systems of its business partners, ARO is presently analyzing its internal and external systems, focusing on minimizing disruptions of ARO's operations as a result of the millennium change.

     ARO uses a PC based network system to process, record and analyze financial information. A majority of the equipment and support software has been purchased in recent years, and its suppliers have informed ARO that it is year 2000 compliant.
ARO's primary oil and gas software is not year 2000 compliant at this time. In conjunction with an ongoing review of year 2000 issues, ARO has been in contact with the oil and gas software provider. The software provider is currently working towards making its system year 2000 compliant and expects to achieve this by mid-1999.

     ARO is assessing the readiness of business partners, including industrial end-users, joint interest operators, and outside-operated pipeline and processing facilities as well as suppliers of goods and services. Interruptions in these services could disrupt production and delivery of oil and gas. ARO intends to contact these parties in order to determine their efforts in becoming year 2000 compliant and ability to deliver services.

     ARO will develop contingency plans to provide business continuity and to address operations, safety and environmental concerns. This effort began in the first quarter of 1999 and should be completed by the third quarter of 1999.

     ARO estimates that the costs incurred to address the Year
2000 issue with respect to its financial, administrative and operational systems will be less than $100,000.

     ARO expects to have all internal systems and computer equipment Year 2000 compliant by the millennium change. ARO is relying on its business partners and suppliers to be year 2000 compliant as well. Failure of significant third parties to complete their Year 2000 compliance projects could interrupt the supply of materials and services needed for oil and gas operations. Disruptions to the oil and gas transportation networks controlled by third party carriers could result in reduced production volumes delivered to market. Such occurrences could have a material adverse effect on ARO's business, results of operations and financial condition. The analysis of present internal and external systems for year 2000 compliance is expected to significantly reduce ARO's level of uncertainty about the Year 2000 issue.

ITEM 7.   FINANCIAL STATEMENTS:

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     On January 6, 1999, ARO engaged Ernst & Young LLP as its independent accountants to audit ARO's financial statements for the year ended December 31, 1998. This appointment followed the resignation of KPMG LLP ("KPMG") as the principal accountant for ARO, the acceptance of such resignation having been recommended by the Audit Committee of and approved by the Board of Directors of ARO. KPMG's report on ARO's financial statements for the years ended December 31, 1997 and December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, and such reports were not qualified as to uncertainty, audit scope or accounting principles. ARO had no disagreements with KPMG during the fiscal years ended December 31, 1997 or December 31, 1996 on any matter of accounting principles or practice, of financial statement disclosure or of auditing scope or procedure. On January 11, 1999, ARO filed a Report on Form 8-K reporting the change in its certified accountant.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT:

DIRECTORS AND EXECUTIVE OFFICERS:

     Information concerning the names, ages, positions and business experience of the current directors and executive officers of ARO is set forth below.

        Name                  Age             Position
        ----                  ---             --------

Rick G. Avare(1)(5)                  37   Director, President
                                          and Chief Executive Officer

Douglas L. Hawthorne(2)(5)(6)        57   Chairman of the Board

Leonard K. Nave(3)(5)                63   Director

David Fox, Jr.(6)(7)                 78   Director

Len Aldridge(7)                      61   Director

Robert L. McIntyre(6)                52   Director

Joseph P. Shields(7)                 41   Director

Ralph A. Currie(4)                   44   Vice President of
                                          Finance, Chief Financial
                                          Officer and Treasurer

William M. Gray                      44   Director, President
                                          and Chief Operating Officer
                                          of former wholly-owned
                                          subsidiary through October
                                          1998

David J. Stetson(8)                  42   Vice President,
                                          General Counsel and
                                          Assistant Corporate
                                          Secretary

Karen M. Underwood(9)                42   Vice President of
                                          Corporate Compliance and
                                          Corporate Secretary


(1) Also serves as a director, Executive Vice President and Chief Operating Officer of ARO's wholly owned subsidiary, Southern Gas Co. of Delaware, Inc. ("Southern Gas").
(2)  Also serves as a director of Southern Gas.
(3) Also serves as Chairman of the Board, President and Chief Executive Officer of Southern Gas.
(4)  Also serves as Chief Financial Officer and Treasurer of
     Southern Gas.
(5)  Member of Executive Committee.
(6)  Member of Compensation Committee.
(7)  Member of Audit Committee.
(8)  Also serves in the same capacity for Southern Gas.
(9) Also serves as a director, Vice President of Administration and Corporate Secretary of Southern Gas.

     Directors of ARO are elected to hold office for terms of one to three years, respectively, or until their respective successors are duly elected and qualified. Officers of ARO are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. ARO anticipates holding its 1999 annual meeting in the second quarter of 1999.

     RICK G. AVARE, age 37, has served as President and Chief Executive Officer of ARO since May 1996, and as a director of ARO since September 1994, having also served in that position in March and April 1993. Mr. Avare has served on the Executive Committee of ARO's Board since its establishment in April 1997. He has also held various executive and director positions with ARO's wholly-owned subsidiaries since 1994 and with Southern Gas Company, Inc. ("SGC") from 1985 until its dissolution in February 1995. Mr. Avare served as Chief Operating Officer and Executive Vice President of ARO from August 1995 until May 1996, and he served as Chief Financial Officer of ARO from September 1994 through December 1995. Mr. Avare also serves as Administrative Member of Prima Capital, LLC and MAP, LLC and acts as an outside consultant to the Boston Celtics limited partnership from time to time. Mr. Avare is a certified public accountant. See "Certain Relationships and Related Transactions."

     DOUGLAS L. HAWTHORNE, age 57, has served as a director and Chairman of the Board of ARO since March 1993 and has been a director of Southern Gas since February 1994, having also served in this position in March and April, 1993. Mr. Hawthorne has served on the Executive Committee of ARO's Board since its establishment in April 1997 and has served on the Board's Compensation Committee since August 1996. Mr. Hawthorne also served on the Audit Committee of ARO's Board from August 1996 until July 1997. Mr. Hawthorne has served as a director of Bullet Sports International, Inc. since 1995. Mr. Hawthorne has been a principal of Carillon Capital, Inc., a Dayton, Ohio investment banking firm, since 1992. From 1991 to 1994, Mr. Hawthorne was a principal in SPECTRA Group, Inc., a management consulting firm also based in Dayton, Ohio.

     LEONARD K. NAVE, age 63, has served as Chairman of the Board, Chief Executive Officer, and President of Southern Gas since February 1994. He has served as a director of ARO since September 1994 and also served in that position in March and April 1993. Mr. Nave has served on the Executive Committee of ARO's Board since its establishment in April 1997. Mr. Nave has served as a director for Bullet Sports International, Inc. since 1995. Mr. Nave served as the President, Chief Executive Officer and a director of SGC from its inception in March 1983 until its dissolution in February 1995. Since October 1988, Mr. Nave has served as the President and a director of Southern Gas Holding Company. In addition, Mr. Nave currently holds the position of President and a director of Woodway Farms, Inc. (since August
1983). In February 1996, Mr. Nave filed for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. This action was initiated primarily because of the attempted enforcement of certain guaranties which Mr. Nave had signed on behalf of an unrelated corporation. Mr. Nave's discharge from Chapter 11 was effective March 18, 1998. Mr. Nave is an active member of the Kentucky Bar Association. See "Certain Relationships and Related Transactions."

     DAVID FOX, JR., age 78, has served as a director of ARO since August 1996. Mr. Fox has served on the Compensation Committee of the Board of ARO since August 1996 and on the Board's Audit Committee since September 1997, having previously served on the Board's Audit Committee from August 1996 until July 1997. Mr. Fox has served as Vice Chairman and Secretary-Treasurer of McJunkin Appalachian Oil Field Supply Company since 1989. He also serves as President of Appalachian Production Co., an oil and gas producing company, President and Chairman of the Board of FGO, Inc., a West Virginia residential real estate development company, and as a Director of River Cities Association; Bank One, West Virginia, Charleston; the Marshall University Foundation and the Huntington Museum of Art. During the past five years, Mr. Fox also served as a Director of KYOWVA Container Corporation and Bank One, West Virginia, as well as President of the Marshall Foundation.

     LEN ALDRIDGE, age 61, has served as a director of ARO since July 1997 and has also served on the Audit Committee of the Board of ARO since that time. He has served as Vice President of Limited Partners of Lexington, a Kentucky corporation engaged in the development and management of real estate, since March 1994. Mr. Aldridge also currently holds the following positions:
Partner of Poole & Aldridge (since 1975), Vice President of Poole Enterprises, Inc. (since 1988), Director of Rafferty's Inc. (since 1991), Vice President/Treasurer of Mason Headley Development (since 1994) and Director of First Security Bank of Lexington (since 1997). Mr. Aldridge is a certified public accountant.

     ROBERT L. MCINTYRE, age 52, has served as a director of ARO since July 1997 and has also served on the Compensation Committee of the Board of ARO since that time. From April 1992 through September 1996, he was a partner with the law firm of Breeding, McIntyre & Cunningham, PSC, Lexington, Kentucky, managing the firm's energy, corporate, transactional and international practice. He has been Of Counsel to the law firm of Breeding, Cunningham, Dance and Cress, PLC, Lexington, Kentucky, since October 1996. He is an active member of the State Bar Associations of Kentucky and Texas.

     JOSEPH P. SHIELDS, age 41, has been a director of ARO since June 1998 and has also served on the Audit Committee of the Board of ARO since that time. He has been employed by New Jersey Natural Gas Company since 1983 where he served as Manager to Gas Supply Operations from 1990 to 1995, as Director of Gas Supply from 1995 to 1996, as Vice President of Gas Supply from January 1996 to January 1997, and as Senior Vice President, Energy Services, since January 1997.

     RALPH A. CURRIE, age 44, has served as Vice President, Treasurer and Chief Financial Officer of ARO since 1997. He has also held various executive and director positions with ARO's wholly-owned subsidiaries since 1997. Mr. Currie has served as Chief Financial Officer of American Rehabilitation Group, P.S.C., a Kentucky-wide physical therapy company, since 1994. From 1991 to 1994, he was a partner with the regional business and financial planning firm of Cramer, Currie & Company, Lexington, Kentucky. Mr. Currie is a certified public accountant.

     WILLIAM M. GRAY, age 44, served as President, Chief
Operating Officer and a director of a wholly-owned subsidiary of ARO from its inception in 1997 until it was merged into ARO in October 1998. He served as President and Chief Executive Officer of Gulfstream Resources, Inc. from 1992 to 1996.

     DAVID J. STETSON, age 42, has served as Vice President of
ARO since June 1998, and as General Counsel and Assistant
Corporate Secretary since January 1997. Mr. Stetson was engaged in the private practice of law from 1982 to 1997.

     KAREN M. UNDERWOOD, age 42, has served as Corporate
Secretary of ARO since January 1996 and as Vice President-
Corporate Compliance of ARO since July 1997. She also has served as a director, Vice President-Administration and Corporate
Secretary of Southern Gas since February 1994. She served in those positions for SGC at various times from 1983 to February
1995.

MEETINGS AND COMPENSATION:

     During the year ended December 31, 1998, the Board of Directors of ARO met on eleven occasions, either in person or telephonically. Each of ARO's directors attended at least 75% of the meetings of the Board of Directors except for Robert L.
McIntyre and Joseph P. Shields who attended 64% and 63%, respectively, of the meetings.

     During 1998, ARO's non-employee directors, Messrs. Fox, Aldridge, McIntyre and Shields, received $750 for each regular meeting of the Board of Directors as compensation for their services to ARO; and they were reimbursed for reasonable travel expenses incurred, if any, in connection with their attendance at the meetings. The Chairman of the Board, Douglas L. Hawthorne, received a total of $25,500 for his services to ARO during 1998 and was also reimbursed for reasonable travel expenses incurred by him during the year. In addition, non-employee directors are eligible for stock options granted under ARO's 1994 Compensatory Stock Option Plan.

     EXECUTIVE COMMITTEE. The Executive Committee is composed of Messrs. Hawthorne, Nave and Avare. The Committee has all of the powers and authority of the Board of Directors in the management of the business, including the declaration of dividends on preferred stock and the sale and issuance of shares of common and preferred stock; provided, however, that the Committee does not have the power or authority to approve, adopt or recommend to the stockholders any action or matter expressly required by the Delaware General Corporation Laws to be submitted to stockholders for approval, or to adopt, amend or repeal any by-law of ARO.
The Executive Committee met six times during 1998.

     AUDIT COMMITTEE. The Audit Committee is composed of Messrs. Aldridge, Fox and Shields. The Audit Committee's duties include
(1) recommending the selection of independent auditors, (2) reviewing the scope and results of the audit made by ARO's auditors, (3) ensuring that disagreements, if any, as to the application of generally accepted accounting principles are resolved to the satisfaction of ARO and (4) reviewing ARO's financial reporting activities and the accounting standards and principles follows. The Audit Committee met one time during 1998.

     COMPENSATION COMMITTEE. The Compensation Committee consists of Messrs. Hawthorne, Fox and McIntyre. The Compensation Committee makes recommendations to the full Board of Directors regarding salaries and benefits provided to executive officers and the establishment of various employee benefit plans. The Compensation Committee met two times during 1998.

FAMILY RELATIONSHIPS:

     There are no family relationships among directors, executive officers or persons nominated or chosen to become directors or executive officers of ARO.

LEGAL PROCEEDINGS:

     During the past five years, no directors or executive officers or persons nominated or chosen to become directors or executive officers of ARO were general partners or executive officers of any business either at the time a bankruptcy petition was filed by or against such business or within two years prior to that time.

     During the past five years, no directors or executive officers or persons nominated or chosen to become directors or executive officers of ARO were (i) convicted in any criminal proceeding or the subject of any criminal proceeding (other than traffic violations and other minor offenses), (ii) subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or (iii) found by a court of competent jurisdiction in a civil proceeding, the Securities and Exchange Commission ("SEC") or the Commodities Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

     Section 16(a) of the Securities Exchange Act of 1934 requires ARO's officers and directors and persons who own more than 10% of a registered class of ARO's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish ARO with copies of all
Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to ARO or written representations that no other reports were required, ARO believes that during the 1997 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Leonard K. Nave inadvertently filed his Form 4 for the month of July 1998 two weeks late. The report contained one transaction wherein stock was transferred in payment of a loan.

ITEM 10.  EXECUTIVE COMPENSATION:

     The table below sets forth information concerning the annual and long-term compensation for services to ARO and its subsidiary, Southern Gas, for the fiscal years ended December 31, 1998, 1997 and 1996 of those persons who were, at December 31, 1998 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of ARO (the "Named Officers"):

                    SUMMARY COMPENSATION TABLE


                                          Annual                                   Long-Term
                                       Compensation                               Compensation
                                       ------------                               ------------


                                                                 Securities
   Name and                                           Other      Underlying                  All
  Principal                                           Annual       Stock      LTIP          Other
 Position(1)           Year     Salary    Bonus    Compensation   Options   Payouts      Compensation
 -----------           ----     ------    -----    ------------   -------   -------      ------------


Rick G. Avare          1998   $183,429         -    $11,269(3)    493,204      -          $10,000(2)
President and          1997    166,455  $140,000     12,615(3)    493,204      -            8,000(2)
Chief Executive        1996    137,684    50,000     17,400(4)    493,204      -            6,846(2)
Officer

Douglas L. Hawthorne   1998       -         -       $26,006       354,315      -              -
Chairman of            1997       -         -        40,000       354,315      -              -
the Board              1996       -         -        60,000       354,315      -              -

Leonard K. Nave        1998   $175,781      -       $ 5,976       271,603      -          $8,757(2)
Chairman of the        1997    175,000      -         4,655       271,603      -           8,000(2)
Board, President &     1996    175,761      -         3,281       246,603      -           8,750(2)
Chief Executive
Officer,
Southern Gas

William M. Gray        1998    $168,261     -        $ 8,966         -         -          $4,189(2)
President and          1997      N/A       N/A         N/A          N/A       N/A            N/A
Chief Operating        1996      N/A       N/A         N/A          N/A       N/A            N/A
Officer of former
wholly-owned
subsidiary
through
October 1998

Jack G. Bryant         1998    $150,761     -        $ 1,433       20,000      -              -
Geologist              1997      N/A       N/A         N/A          N/A        -              -
                       1996      N/A       N/A         N/A          N/A        -              -

Jonathan C. Garrett    1998    $120,761     -        $ 8,835       20,000      -           $5,202(2
Engineer               1997      N/A        -          N/A          N/A        -             N/A
                       1996      N/A        -          N/A          N/A        -             N/A

Ralph A. Currie        1998    $92,704      -      $ 7,558(5)        -         -          $ 6,556(2)
Vice President &       1997     68,138   $ 32,000    7,200(5)        -         -              -
Chief Financial        1996      N/A       N/A         N/A          N/A       N/A            N/A
Officer

(1) The disclosures in this table for Messrs. Hawthorne and Currie have been provided for informational purposes only and in light of their status as significant employees of ARO. SEC rules require only the disclosure of the four most highly compensated executive officers whose total annual salary and bonus exceeds $100,000.

(2) Represents contribution made on behalf of the Named Officer to a 401(K) plan.

(3)  Includes car allowance of $8,937.

(4)  Includes car allowance of $11,907.

(5)  Includes car allowance of $7,200.


     The table below contains information on grants of stock options during 1998 to the Named Officers. No stock appreciation rights were granted during 1998.

                OPTION GRANTS IN LAST FISCAL YEAR
                       (INDIVIDUAL GRANTS)

                                Percent of
                              Total Options
                    Securities  Granted to
                    Underlying  Employees   Exercise
                     Options        in       Price     Expiration
   Name            Granted (#)     1998    ($/share)      Date
   ----            -----------     ----    ---------      ----

Rick G. Avare          None

Douglas L. Hawthorne   None

Leonard K. Nave        None

William M. Gray        None

Jack G. Bryant         None

Jonathan C. Garrett    20,000       100%      $3.00      6/30/03

Ralph A. Currie        None



     Shown below is information with respect to all unexercised options to purchase ARO's Common Stock granted to the Named
Officers through the end of fiscal year 1998. No options were exercised by the Named Officers during 1998. No stock appreciation rights have been granted.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                 FISCAL YEAR-END OPTION VALUES

                                              Number of
                                              Securities        Value of
                                              Underlying      Unexercised
                      Shares                 Unexercised      in-the-Money
                     Acquired                  Options         Options at
                        on       Value        at FY-End        FY-End ($)
                     Exercise   Realized     Exercisable/     Exercisable/
   Name                (#)        ($)       Unexercisable    Unexercisable
   ----                ---        ---       -------------    -------------

Rick G. Avare           -          -          493,204/0

Douglas L. Hawthorne    -          -          354,315/0           0/0

Leonard K. Nave         -          -          271,603/0           0/0

William M. Gray         -          -             0/0              0/0

Jack G. Bryant          -          -        20,000/85,000         0/0

Jonathan C. Garrett     -          -        20,000/85,000         0/0

Ralph A. Currie         -          -             0/0              0/0


     On April 14, 1994, the Board of Directors adopted two formal stock plans: (i) the CSO Plan, and (ii) the 1994 Employee Stock Compensation Plan ("Employee Plan"). The CSO Plan is a compensatory (non-statutory) stock option plan covering 2,000,000 (post-reverse stock split) shares of ARO's common stock, which is not a qualified plan under Section 422 of the Internal Revenue Code of 1986. The number of shares authorized for issuance under the CSO was originally 750,000; however, this amount was increased to 2,000,000 on June 22, 1995, by approval of the shareholders.

     The Employee Plan is an employee stock compensation plan covering 650,000 (post-reverse stock split) shares of ARO's Common Stock. The Employee Plan is not qualified under section 401(a) of the Internal Revenue Code of 1986. As of December 31, 1998, 321,000 shares have been issued under the Employee Plan.

     From March 19, 1994, and at various dates until February 2, 1995, ARO entered into separate Compensatory Stock Option Agreements with the following individuals: (i) Douglas L. Hawthorne, Chairman of the Board; (ii) Donald Schellpfeffer, former Director; (iii) Leonard K. Nave, Director of ARO and President, Chief Executive Officer and a Director of Southern Gas; and (iv) Rick G. Avare, Director and President and Chief Executive Officer of ARO and Director, Vice President of Finance and Chief Operating Officer of Southern Gas. Pursuant to the terms of these agreements, Messrs. Hawthorne, Schellpfeffer, Nave and Avare were granted options to purchase 307,712, 150,000, 200,000 and 175,000 shares of Common Stock, respectively, at exercise prices of between $6.00 and $8.00 per share and expiring between March 18, 2003, and February 1, 2005. Effective March 4, 1996, the Board of Directors of ARO approved a Resolution wherein all options previously granted under the CSO Plan may be amended, at the election of the optionee, to provide that the option price be reduced to $4.50 per share and the term be reduced to 5 years from March 4, 1996.

     On November 12, 1996, ARO's Board of Directors adopted an Incentive Bonus Plan (the "Bonus Plan"). The Bonus Plan provides that in each Contribution Period, as hereinafter defined, (the "Bonus Period") ARO will make a Bonus Contribution to the Bonus Plan. One-half of the Bonus Contribution will be an amount equal to two and one-half cents ($.025) per thousand cubic feet equivalent of the net increase in ARO's proved producing reserves during the Bonus Period; and the other one-half of the Bonus Contribution will be an amount equal to two percent (2%) of ARO's net income before taxes during the Bonus Period as determined in accordance with generally accepted accounting principles, excluding extraordinary items such as net gain or loss resulting from the sale, exchange or other disposition of capital assets (other than in the ordinary course of business), and, to the extent deducted in arriving at net income, interest, depreciation, depletion and amortization expenses. However, the Bonus Contribution made during any Bonus Period cannot exceed the sum of $500,000.

     The initial contribution period began January 1, 1997, and calendar year 1997 and each successive calendar year thereafter constitutes a Contribution Period until such time as the Bonus Plan is modified or terminated by the Board of Directors.

     Within 60 days after the end of each Bonus Period, the President of ARO is required to recommend the manner in which the Bonus Contribution is to be distributed among ARO's Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents, General Counsel, Corporate Secretary and other key personnel. All distributions are subject to approval by the Compensation Committee of the Board of Directors and by the Board of Directors. For 1998, 1997 and 1996, the total bonus pool was $0, $225,000 and $125,000, respectively.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS:

     On March 19, 1993, ARO executed a five-year employment agreement with Mr. Hawthorne, its Chairman of the Board, providing for such compensation as the Board of Directors deems appropriate and the grant of an option to purchase 392,541 shares of ARO's common stock (which number was subsequently adjusted to 32,712 following ARO's reverse stock splits). Pursuant to the terms of a separate registration rights agreement, Mr. Hawthorne also was granted piggy-back registration rights with respect to the securities underlying the options granted under his employment agreement; however, on July 15, 1994, the Board of Directors cancelled the previously issued options and granted replacement options to Mr. Hawthorne on the same terms as the previous options but with a new exercise price. These replacement options were issued under ARO's 1994 CSO. Mr. Hawthorne's employment agreement, which did not require that he devote his full time to ARO, expired March 18, 1998; however, ARO is currently paying Mr. Hawthorne $1,250 per month on a month-to-month basis.

     In April 1993, SGC executed a five-year employment agreement with Mr. Nave providing for such compensation as the Board of Directors deems appropriate and providing for severance pay to Mr. Nave under certain conditions. ARO assumed this agreement as a result of the purchase transaction with SGC in February 1994. Mr. Nave's employment agreement expired March 31, 1998; however, ARO is currently paying Mr. Nave approximately $14,600 per month on a month-to-month basis.

     On November 12, 1996, ARO entered into an Employment Agreement with Rick G. Avare, ARO's President and Chief Executive Officer, to serve in such capacity for a period of five years. If written notice of intent to terminate the agreement is not given by either party at least six months prior to the third anniversary of the agreement, after the fifth anniversary of the agreement it is automatically extended from year to year unless either party gives written notice of intent to terminate at least six months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Mr. Avare's agreement to serve as President and Chief Executive Officer, ARO agreed to pay him a salary of $160,000 per year plus benefits customarily paid to executives holding similar positions. Mr. Avare's salary is subject to annual review by the Board of Directors. It can be increased by the Board of Directors, but it cannot be decreased. Effective March 17, 1998, the Board of Directors approved an increase in Mr. Avare's base salary to $185,000 per year.

     On the same date, ARO entered into a Change of Control Agreement with Mr. Avare. The agreement is for a term of five years. If written notice of intent to terminate the agreement is not given by either party at least six months prior to the third anniversary of the agreement, it is automatically extended from year to year after the fifth anniversary of the agreement unless either party gives written notice of intent to terminate at least six months prior to the next anniversary date, at which time the agreement will terminate. However, ARO is prohibited from giving notice of intent to terminate if within one year prior to the termination date ARO has received notice of or has reason to believe that a change of control may occur.

     The agreement provides that if a change of control occurs and Mr. Avare's employment subsequently terminates for any reason, ARO will pay to Mr. Avare an amount of monies equal to the sum of (i) any monies due him under the remaining term of his employment contract, (ii) any monies received by him from the sale of ARO's common stock acquired as the result of the exercise of stock options, (iii) 2.99 times the bonus awarded to him for the prior year under ARO's Incentive Bonus Plan or $300,000, whichever is greater, and (iv) all legal fees and expenses incurred by him as a result of such termination and in seeking to obtain or enforce any right under the agreement. In addition, ARO is obligated to permit Mr. Avare to participate, for a period of three years after termination, in ARO's insurance programs at no cost to Mr. Avare.

     Under the agreement, a change of control is deemed to occur if (i) any person or group of persons, other than a group of persons consisting of ARO's officers and directors as of the date of the agreement, acting in concert, acquires beneficial ownership of ARO's then outstanding capital stock representing 20% or more of the voting power of all of such shares, (ii) ARO or any of its subsidiaries sell, assign or transfer assets for consideration greater than 50% of the book value of ARO's then consolidated assets as determined under generally accepted accounting principles, (iii) ARO or any of its subsidiaries merge, consolidate or otherwise reorganize and ARO's officers and directors as of the date of the agreement receive less than 35% of the voting power of the capital stock of the surviving or resulting entity, (iv) ARO adopts a plan of liquidation or dissolution, (v) the commencement of a tender offer for ARO's common stock, which, if successful, would result in a deemed change of control as defined in the agreement, (vi) a determination by the Board of Directors of ARO in view of then current circumstances or impending events, that a deemed change of control as defined in the agreement has occurred or is imminent, (vii) the persons who were directors of ARO immediately prior to any merger, consolidation, sale of assets or contested election, or any combination of the foregoing, cease to constitute a majority of ARO's Board of Directors, and (viii) the persons who were directors immediately prior to a tender offer or exchange offer for ARO's voting stock (other than by ARO or any of its subsidiaries) cease to constitute a majority of ARO's Board of Directors within two years after such tender or exchange offer.

     On April 1, 1997, ARO entered into an Employment Agreement with Ralph A. Currie, ARO's Chief Financial Officer, to serve in such capacity for a period of three years. If written notice of intent to terminate the agreement is not given by either party at least three months prior to the second anniversary of the agreement, it is automatically extended from year to year after the third anniversary of the agreement unless either party gives written notice of intent to terminate at least three months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Mr. Currie's agreement to serve as Chief Financial Officer, ARO agreed to pay him a salary of $85,000 for the first year, $95,000 for the second year, $105,000 for the third year and not less than $105,000 for each year thereafter, plus benefits customarily paid to executives holding similar positions.

     On November 21, 1997, ARO entered into an Employment Agreement with William M. Gray to serve as President and Chief Operating Officer of ARO's former wholly-owned subsidiary for a period of three years. In the event Mr. Gray's Employment Agreement expires without renewal prior to January 1, 2001, or his employment is terminated by ARO for any reason other than his death, physical or mental disability, or for cause as described therein, he shall be entitled to receive a lump sum payment equal to two times his current annual salary. As consideration for Mr. Gray to serve in such capacity, ARO agreed to pay him a salary of $167,500 per year plus such increases in salary as the Board of Directors may from time to time deem appropriate; however, in no event is Mr. Gray's annual salary increase to be less than an amount equal to the cost of living increase for the previous year. Mr. Gray is also to receive benefits customarily paid to executives holding similar positions.

     On December 22, 1997, ARO entered into an Employment Agreement with Jack G. Bryant to serve as Vice President of Exploration and Development of ARO's former wholly-owned subsidiary for a period of two years. As consideration for Mr. Bryant to serve in such capacity, ARO agreed to pay him a salary of $150,000 per year plus such increases in salary as the Board of Directors may from time to time deem appropriate; however, in no event is Mr. Bryant's annual salary increase to be less than an amount equal to the cost of living increase for the previous year. Mr. Bryant is also to receive benefits customarily paid to executives holding similar positions.

     On January 2, 1998, ARO entered into an Employment Agreement with Jonathan C. Garrett to serve as Vice President of Engineering of ARO's former wholly-owned subsidiary for a period of two years. As consideration for Mr. Garrett to serve in such capacity, ARO agreed to pay him a salary of $130,000 per year plus such increases in salary as the Board of Directors may from time to time deem appropriate; however, in no event is Mr. Garrett's annual salary increase to be less than an amount equal to the cost of living increase for the previous year. Mr. Garrett is also to receive benefits customarily paid to executives holding similar positions.

     Effective April 13, 1998, ARO entered into an Employment Agreement with Daniel O. Hall to serve as an employee of ARO's former wholly-owned subsidiary for an unspecified period of time. In the event Mr. Hall's employment is terminated by ARO for any reason other than for cause, he shall be entitled to receive one year of his full salary plus health insurance coverage for six months from the date of termination. As consideration for Mr. Hall to serve as an employee of ARO, ARO agreed to pay him a salary of $130,000 per year with a minimum salary increase in an amount equal to the cost of living increase for the previous year. Mr. Hall is also to receive benefits customarily paid to employees holding similar positions.

     On January 1, 1997, ARO entered into an Employment Agreement, as amended, with David J. Stetson to serve as General Counsel and Assistant Secretary of ARO for a period of five years. If written notice of intent to terminate the agreement is not given by either party at least three months prior to the third anniversary of the agreement, it is automatically extended from year to year after the fifth anniversary of the agreement unless either party gives written notice of intent to terminate at least three months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Mr. Stetson to serve in such capacity, ARO agreed to pay him a salary of $124,000 for the first year, $112,000 for the second year, $170,000 for the third year, and not less than $120,000 for each year thereafter, plus benefits customarily paid to executives holding similar positions.

     On March 1, 1998, ARO entered into an Employment Agreement, as amended, with Karen M. Underwood to serve as Vice President of Corporate Compliance and Corporate Secretary of ARO for a period of three years. If written notice of intent to terminate the agreement is not given by either party at least three months prior to the second anniversary of the agreement, it is automatically extended from year to year after the third anniversary of the agreement unless either party gives written notice of intent to terminate at least three months prior to the next anniversary date, at which time the agreement will terminate. As consideration for Ms. Underwood to serve in such capacity, ARO agreed to pay her a salary of $65,100 for the first year, $67,100 for the second year, $69,100 for the third year, and not less than $69,100 for each year thereafter, plus benefits customarily paid to executives holding similar positions.

     ARO also maintains Indemnity Agreements with Rick G. Avare, in his capacity as President and Chief Executive Officer; Ralph
A. Currie, its Chief Financial Officer, Vice President of Finance and Treasurer; Karen M. Underwood, its Vice President of Corporate Compliance and Corporate Secretary; and Douglas L. Hawthorne, Leonard K. Nave, Rick G. Avare, David Fox, Jr., Len Aldridge, Robert L. McIntyre and Joseph P. Shields, its Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT:

     The following table reflects certain information regarding the beneficial ownership of the outstanding equity securities of ARO as of March 15, 1999, to the extent known to ARO's Board of Directors. Such information is included for (i) persons who own 5% or more of such equity securities, (ii) directors, (iii) the executive officers identified in the discussion under the heading "Executive Compensation" (the "Named Executives"), and (iv) officers and directors of ARO as a group. Unless otherwise indicated, ARO believes that each person named below has the sole power to vote and dispose of the equity securities beneficially owned by such person.

                                              Shares    Percent
Beneficial Owner                Title      Beneficially    Of
 Name/Address                  Of Class      Owned(1)   Class(2)
 ------------                  --------      --------   --------

Douglas L. Hawthorne         8% Preferred     3,334      1.45%
4325 Delco Dell Road         Common Stock    561,896     5.29%
Kettering, OH  45429

Southern Gas Holding         Common Stock    443,623     4.32%
Co., Inc.
160 Morgan Street
Versailles, KY  40383

Leonard K. Nave(3)(6)        Common Stock    719,262     6.83%
160 Morgan Street
Versailles, KY  40383

Leonard K. Nave,             Common Stock    443,623     4.32%
Trustee(3)(4)
160 Morgan Street
Versailles, KY  40383

Rick G. Avare(5)             8% Preferred    187,500     81.34%
160 Morgan Street            Common Stock   2,109,750    19.28%
Versailles, KY  40383

Prima Capital, LLC           Common Stock    645,588     6.29%
1532 Lake Wood Drive
Lexington, KY  40502

David J. Fox, Jr.            Common Stock     53,834       *
Appalachian Production Company
940 Fourth Avenue, Ste. 225
Huntington, WV  25701

Len Aldridge                 Common Stock    151,000     1.47%
1999 Richmond Road
Suite 2-A
Lexington, KY  40502

Ralph A. Currie              Common Stock    289,500     2.82%
160 Morgan Street
Versailles, KY  40383

William M. Gray              Common Stock     2,500        *
3850 N. Causeway Blvd.
Suite 830
Metairie, LA  70002

                                              Shares    Percent
Beneficial Owner                Title      Beneficially    Of
 Name/Address                  Of Class      Owned(1)   Class(2)
 ------------                  --------      --------   --------

Andrew J. Kacic(8)           Common Stock    711,540     6.50%
6119 N. Black Bear Loop
Tucson, AZ  85715

TECO Oil & Gas, Inc.         Common Stock   2,637,006    20.40%
702 N. Franklin Street
Tampa, FL  33602

Directors and Executive      All classes    4,075,380    34.75%
Officers
as a group (9 persons)

* Represents less than 1% of ARO's outstanding stock for the indicated class.

(1)  Share information reflects the 1-for-4 reverse stock split of ARO's common stock effected on June 8, 1994.  8%
     Preferred Stock is convertible into common stock at the rate of one share of common stock for each share of Preferred
     Stock.

(2) Percentage assumes full exercise of outstanding options and warrants to purchase shares of ARO's common stock and conversion of 8% Preferred Stock into common stock.

(3) Includes 443,623 shares of common stock owned by Southern Gas Holding Company, Inc. ("SGH"). SGH is owned 7.5% by Leonard K. Nave, individually, and 32.5% by Leonard K. Nave, as Trustee (See Note 4). Mr. Nave, individually and as trustee, disclaims the beneficial ownership of such shares of ARO's common stock to the extent they exceed his percentage ownership of SGH.

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

(5) Includes 680,704 shares subject to options and conversion rights exercisable within 60 days and 645,588 shares owned by Prima Capital, LLC ("Prima") in which Mr. Avare owns a 20% interest. Mr. Avare disclaims beneficial ownership of 80% of the shares of ARO's common stock owned by Prima.

(6) Includes 271,603 shares subject to options exercisable within 60 days.

(7) Includes 357,649 shares subject to options and conversion rights exercisable within 60 days, 181,400 shares held in Mr. Hawthorne's retirement plan and 1,792 shares to which Mr. Hawthorne is entitled as a 1/3 beneficiary of the Frances R. Hawthorne Trust.

(8) Includes 690,590 shares subject to options exercisable within 60 days, 6,750 shares owned by the Andrew J. Kacic Profit Sharing Plan, 6,390 shares held by Advisory Services and 7,810 shares held by Andrew J. Kacic & Associates.

(9) Shares subject to warrants exercisable within 60 days. In conjunction with the purchase of properties from TECO Oil & Gas, Inc. ("TECO"), the parties entered into a warrant agreement ("TECO Warrant Agreement") granting TECO warrants to acquire 600,000 shares of common stock of ARO ("First Warrants") at a price of $2.67 per share if the note between ARO and TECO in the amount of $18.5 million (the "TECO Note") was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of ARO's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998, increasing by an additional 5% if the TECO Note was not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, the "Secondary Warrants"). The price per share of common stock evidenced by the Secondary Warrants is $0.00001. On October 2, 1998, TECO declared ARO to be in default under the terms of the TECO Note. Therefore, TECO is currently vested with the rights to acquire the First Warrants and 15% of ARO's outstanding common stock and options. TECO's rights to acquire such common stock will expire on July 1, 1999. The exercise by TECO of such rights would constitute a change of control as defined in the Change of Control Agreement between ARO and Rick G. Avare (see Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act--Executive Officer Employment Agreements" in the Report on Form 10-K).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BANKRUPTCY PROCEEDINGS:

     In 1996, Leonard K. Nave, a director of ARO, a director and executive officer of Southern Gas and a beneficial owner of more than 5% of ARO's Common Stock, filed for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. This action was initiated primarily because of the attempted enforcement of certain guaranties which Mr. Nave signed on behalf of an unaffiliated corporation. Mr. Nave's plan of reorganization was confirmed by the Court on February 20, 1998, and his discharge from Chapter 11 was effective March 18, 1998.


SOUTHERN GAS, SGC AND SGH:

     Mr. Nave, in his capacity as Trustee of a Trust for the benefit of his family, an executive officer of Southern Gas and director of ARO, is the principal stockholder, director and executive officer of SGH. Mr. Avare, in his capacity as an executive officer of Southern Gas and an executive officer and director of ARO, was a stockholder, director and officer of SGH from October 1988 until February 1998. SGH was the parent company of SGC, a Kentucky corporation; and as part of the dissolution of SGC, SGH received 993,623 shares of common stock of ARO. From March 29, 1993, to April 27, 1993, Messrs. Nave and Avare served as directors of ARO and have served as directors continuously since September 1994. Mr. Avare resigned as president and director of SGH in February 1998 and divested himself of his ownership of stock in SGH in exchange for 350,000 shares of the common stock of ARO. During 1994 and 1995, ARO engaged in various transactions involving SGH and SGC and other third parties regarding the acquisition of oil and gas properties and interests therein, including the acquisition of substantially all of the assets and specific liabilities of SGC in February 1994. At the time such transactions were negotiated and consummated, Messrs. Nave and Avare were neither directors nor officers or stockholders of ARO.

     At December 31, 1998, ARO has made advances to SGH totaling $464,106 which the principal of SGH intends to secure with 143,000 shares of ARO's common stock held by SGH. Due to a significant decrease in the value of the collateral, ARO has fully reserved the receivable from SGH as of December 31, 1998.

OFFICE LEASE:

     In connection with the acquisition of the assets of SGC, ARO assumed the obligations of a certain lease dated June 1, 1986, between Nave Properties, a sole proprietorship, and SGC relating to certain office space located in Versailles, Kentucky. This office serves as the principal headquarters of Southern Gas (formerly the principal headquarters of SGC); and effective January 31, 1996, ARO's Scottsdale, Arizona, office was closed and operations were consolidated in the Kentucky office. Nave Properties, which is owned by Leonard K. Nave, is an affiliate of ARO. The lease provides for monthly lease payments of $3,100 ($37,200 annually). The lease is currently being renegotiated for renewal and is operating on a month-to-month basis.

PRIMA TRANSACTIONS:

     On September 15, 1997, ARO entered into a Letter of Intent with Prima, a limited liability company in which Rick G. Avare owns a 20% interest, providing for the acquisition of an interest in producing and non-producing oil and gas properties (the "Properties") located in Mississippi. The purchase price for the Properties was $2,800,000 payable $1,300,000 on or before closing which occurred October 10, 1997, and the balance of $1,500,000 in an interest bearing note with recourse only to the

Properties. ARO already owned up to 3.5% interest in the Properties; and after reviewing an independent geologist's report on the Properties, the Letter of Intent was approved by a majority of the disinterested directors of ARO at a special meeting of the Board of Directors held on September 15, 1997. At December 31, 1998, the balance due on the note to Prima was $987,160.

EXECUTIVE OFFICERS:

     Effective December 31, 1995, ARO entered into a severance agreement with Andrew J. Kacic, its former President, Chief Executive Officer and founder, who resigned effective December 31, 1995. Under the agreement, Mr. Kacic was paid $85,000 and received the sum of $10,000 per month through March 31, 1998. In addition, the executive surrendered 515,590 CSO common stock options which had exercise prices of between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, Mr. Kacic received 643,987 common stock options under a Severance Plan, at an exercise price of $4.00 per share and which expire on November 29, 2000. He also retained 46,203 CSO common stock options immediately exercisable, previously issued to him at $3.50 per share and which expire on October 11, 2002. ARO also agreed to provide for payment of an office lease through October 1996, and assigned a one percent (1%) gross overriding royalty interest in certain oil and gas properties. As a result of the agreement, ARO recognized a charge against income of $371,346 and accrued a severance liability at December 31, 1995, of $286,346 based on an eight percent (8%) discount factor. As of December 31, 1998, this amount had been reduced to $0.





                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements and Financial Statement
Schedules.

          See "Index to Financial Statements" set forth on page F-
1.

(a)(3)         Exhibits:

          The following Exhibits are either attached hereto or incorporated herein by reference:

EXHIBIT
NUMBER                   DESCRIPTION

3.9 By-Laws of ARO, as amended (incorporated by reference to Exhibit 3.2 to ARO's Form 10-SB).

3.10 Restated Certificate of Incorporation filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.10 to ARO's Form 8-K filed
          December 12, 1996).

3.11      Copy of the Certificate eliminating the Series B
          Preferred Stock (incorporated by reference to Exhibit
          3.11 to ARO's Form 8-K filed on April 24, 1997).

3.12 Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 1997 (incorporated by reference to
          Exhibit 3.12 to ARO's Form 8-K filed on July 25, 1997).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the ARO's Form 10-SB).

4.2 Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to ARO's Form 10-SB).

4.3       Specimen Warrant Certificate and Agreement
          (incorporated by reference to Exhibit 4.3 to ARO's Form
          10-SB).

4.5 Warrant Agreement dated as of October 6, 1994 between American Resources of Delaware, Inc. and GFL
          Ultra Fund, Ltd. (incorporated by reference to Exhibit
          4.1 to ARO's September 1994, Form 10-QSB).

4.6 Warrant Agreement dated as of November 10, 1994 between American Resources of Delaware, Inc. and GFL
          Ultra Fund, Ltd. (incorporated by reference to Exhibit
          4.6 to ARO's Form 10-KSB for the fiscal year ended
          December 31, 1994 [the "1994 Form 10-KSB"]).

4.9       Specimen copy of the Convertible Debenture
          Purchase Agreement, with exhibits. (incorporated by reference to Exhibit 4.9 to ARO's Form 8-K filed
          December 12, 1996).

4.10 Specimen copy of a Stock Option Agreement between American Resources of Delaware, Inc., and Corporate Relations Group, Inc. (incorporated by reference to
          Exhibit 4.10 to ARO's Form 8-K filed December 12,
          1996).

4.11      Copy of a Stock Option Agreement between American
          Resources of Delaware, Inc., and World Capital Funding,
          Inc. (incorporated by reference to Exhibit 4.11 to ARO's Form 8-K filed December 12, 1996).

10.1      Asset Purchase Agreement between American Resources of
          Delaware, Inc. and Southern Gas Company, Inc. dated
          October 6, 1993 (incorporated by reference to Exhibit
          1.1 to ARO's Form 8-K filed October 19, 1993).

10.2 Amendment to Asset Purchase Agreement by and between American Resources of Delaware, Inc. and
          Southern Gas Company, Inc. dated February 28, 1994
          (incorporated by reference to Exhibit 2.8 to ARO's Form
          10-KSB for the fiscal year ended December 31, 1993 [the
          "1993 Form 10-KSB"]).

10.3      Purchase Agreement between Southern Gas Holding
          Company, Inc. and American Resources of Delaware, Inc.
          dated February 24, 1994 (incorporated by reference to Exhibit 2.2 to ARO's Form 8-K filed March 14, 1994).

10.13 Agreement among Southern Gas Holding Company, Inc., Gems Resources, Inc., and American Resources of Delaware, Inc., dated February 21, 1994 (incorporated by reference to Exhibit 4.11 to ARO's 1993 Form 10-
          KSB).

10.14     Employment and Stock Option Agreement of Andrew J.
          Kacic dated March 19, 1993 (incorporated by reference to Exhibit 10.1 ARO's Form 10-SB).

10.15     Registration Rights Agreement dated March 19, 1993
          between ARO and Andrew J. Kacic (incorporated by
          reference to Exhibit 10.2 to ARO's Form 10-SB).
                               53

10.16     Employment and Stock Option Agreement dated March 19,
          1993 between the Registrant and Charles A. Smith, III dated March 19, 1993 (incorporated by reference to Exhibit 10.3 to ARO's Form 10-SB).

10.17     Registration Rights Agreement between ARO  and Charles
          A. Smith, III dated March 19, 1993 (incorporated by reference to Exhibit 10.4 to ARO's Form 10-SB).

10.18     Employment and Stock Option Agreement dated March 19,
          1993 between ARO and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.5 to ARO's Form 10-SB).

10.19 Registration Rights Agreement dated March 19, 1993 between ARO and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.6 to ARO's Form 10-SB).

10.20     Agreement between ARO and Oilfield Investments Ltd.
          dated March 8, 1994 (incorporated by reference to Exhibit 10.28 to ARO's 1993 Form 10-KSB).

10.21 Office Lease dated June 1, 1986 between Nave Properties and Southern Gas (assigned to SGCD) (incorporated by reference to Exhibit 10.36 to ARO's 1993 Form 10-KSB).

10.22 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.0 to ARO's September 1994, Form 10-QSB).

10.23     Letter Agreement dated October 17, 1994 between ARO and
          Settle Oil and Gas Company (incorporated by reference to Exhibit 10.1 to ARO's September 1994, Form 10-QSB).

10.24 Letter Agreement dated December 30, 1994, between ARO and Settle Oil and Gas Company (incorporated by reference to Exhibit 10.24 to ARO's 1994 Form 10-KSB).

10.25 Letter Agreement dated January 12, 1995, between ARO and Settle Oil and Gas Company (incorporated by reference to Exhibit 10.25 to ARO's 1994 Form 10-KSB).

10.26 Letter Agreement dated February 20, 1995, between ARO and Settle Oil and Gas Company (incorporated by reference to Exhibit 10.26 to ARO's 1994 Form 10-KSB).

10.27 Agreement and Assignment dated September 30, 1994, between Petroleum Exploration and Transmission, Inc.
          and Southern Gas Company of Delaware, Inc.
          (incorporated by reference to Exhibit 10.27 to ARO's
          1994 Form 10-KSB).

10.28     Mortgage and Security Agreement dated September 30,
          1994, between Southern Gas Company of Delaware, Inc.
          and Melinda C. Provo (incorporated by reference to Exhibit 10.28 to ARO's 1994 Form 10-KSB).

10.29     Promissory Note dated September 30, 1994 from Southern
          Gas Company of Delaware, Inc. to Melinda C. Provo
          (incorporated by reference to Exhibit 10.29 to ARO's
          1994 Form 10-KSB).

10.30     Form of Put Agreement dated March 15, 1995, between
          American Resources of Delaware, Inc. and Prima Capital,
          L.L.C. (incorporated by reference to Exhibit 10.30 to ARO's 1994 Form 10-KSB).

10.31     Form of Limited Liability Company Agreement of Crescent
          Turnkey & Engineering, L.L.C. dated December 30, 1994
          (incorporated by reference to Exhibit 10.31 to ARO's
          1994 Form 10-KSB).

10.32     Domestic Turnkey Drilling Contract -- Offshore dated
          December 30, 1994, between American Resources of
          Delaware, Inc. and Crescent Turnkey Engineering, L.L.C.
          (incorporated by reference to Exhibit 10.32 to ARO's
          1994 Form 10-KSB).

10.33     Purchase and Sale Agreement dated effective October 31,
          1994, between  American Resources of Delaware, Inc. and
          Settle Oil and Gas Company (incorporated by reference to Exhibit 10.33 to ARO's 1994 Form 10-KSB).

10.34 Subscription Agreement for 22% Secured Convertible Note of Settle Oil and Gas Company dated November 28, 1994, and executed by American Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.34 to ARO's 1994 Form 10-KSB).

10.35 22% Secured Convertible Note dated November 28, 1994, in the amount of $5,000,000 from Settle Oil and Gas Company to American Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.35 to ARO's 1994 Form 10-KSB).

10.36 Assignment of Convertible Promissory Note dated December 30, 1994, from American Resources of Delaware, Inc. to Southern Gas Company of Delaware, Inc. (incorporated by reference to Exhibit 10.36 to ARO's 1994 Form 10-KSB).

10.37     Assignment of Convertible Promissory Note dated
          December 30, 1994, from Southern Gas Company of
          Delaware, Inc. to Century Offshore Management
          Corporation, Settle Oil and Gas Company, and Southern
          Gas Company of Delaware, Inc. (incorporated by reference to Exhibit 10.37 to ARO's 1994 Form 10-KSB).

10.38     Mortgage and Security Agreement dated November 15,
          1994, among Settle Oil and Gas Company, Century
          Offshore Management Corporation and American Resources of Delaware, Inc. (incorporated by reference to Exhibit
          10.38 to ARO's 1994 Form 10-KSB).

10.39 Put Agreement dated as of March 15, 1995, between the American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc. and Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to ARO's Form 10-QSB for the quarterly period ended March 31, 1995 [the "March 1995, Form 10-QSB"]).

10.40 $500,000 Promissory Note from Southern Gas Company of Delaware, Inc. In favor of Rick G. Avare, Douglas L. Hawthorne Retirement Plan-001, Dtd. February 22, 1995, and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.1 to ARO's March 1995, Form 10-QSB).

10.41 Agreement dated January 31, 1995, between Southern Gas Company of Delaware, Inc., Rick G. Avare, Douglas L. Hawthorne Retirement Plan-001, Dtd. February 22, 1995, and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.2 to ARO's March 1995, Form 10-QSB).

10.42 Amendment to Put Agreement dated as of July 1, 1995, between American Resources of Delaware, Inc., Southern Gas Company of Delaware, Inc. and Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to ARO's Form 10-QSB for the quarterly period ended June 30, 1995 [the "June 1995, Form 10-QSB"]).

10.43 $900,000 Promissory Note from Settle (incorporated by reference to Exhibit 10.1 to ARO's June 1995, Form 10-
          QSB).

10.44 Participation agreement dated as of July 25, 1995, between American Resources of Delaware, Inc. and its Board of Directors (incorporated by reference to Exhibit 10.2 to ARO's June 1995, Form 10-QSB).

10.45     Stock Option Agreement dated May 5, 1995, between
          American Resources of Delaware, Inc. and GFL Ultra Fund
          Limited (incorporated by reference to Exhibit 10.3 to ARO's June 1995, Form 10-QSB).

10.46 First Amendment to Stock Option Agreement dated June 19, 1995, between American Resources of Delaware, Inc. And GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.4 to ARO's June 1995, Form 10-QSB).

10.47 Second Amendment to Stock Option Agreement dated July 13, 1995, between American Resources of Delaware, Inc. and GFL Ultra Fund Limited (incorporated by reference to Exhibit 10.5 to ARO's June 1995, Form 10-QSB).

10.48 Promissory Note of September 28, 1995, to Den norske Bank, A.S. (incorporated by reference to Exhibit 10.0 to ARO's Form 10-QSB for the quarterly period ended September 30, 1995 [the "September 1995, Form 10-QSB]).

10.49     Amendment to Settle Note (incorporated by reference to
          Exhibit 10.1 to ARO's September 1995, Form 10-QSB).

10.50 Asset Purchase Agreement of December 27, 1995, by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., Arakis Energy Corporation and AKS Energy Corporation (incorporated by reference to Exhibit A to ARO's Form 8-K filed on March 12,
          1996).

10.51 Joint Development Agreement of February 26, 1996, between Southern Gas Co. of Delaware, Inc. and AKS Energy Corporation (incorporated by reference to Exhibit B to ARO's Form 8-K filed on March 12, 1996).

10.52 Joint Operating Agreement of December 1, 1994, between Century Offshore Management Corporation, Settle Oil and Gas Company and Southern Gas Co. of Delaware, Inc. (incorporated by reference to Exhibit 10.52 to ARO's Form 10-KSB for the fiscal year ended December 31, 1995 [the "1995 Form 10-KSB"]).

10.53 Stock Purchase Agreement of January 2, 1996, as amended, between American Resources of Delaware, Inc.
          and GFL Ultra Fund, Ltd. (incorporated by reference to
          Exhibit 10.53 to ARO's 1995 Form 10-KSB).

10.54     Purchase Agreement of December 29, 1995, between
          Southern Gas Holding Company and Southern Gas Co. of
          Delaware, Inc. (incorporated by reference to Exhibit
          10.54 to ARO's 1995 Form 10-KSB).

10.55     Severance Agreement of November 30, 1995, between
          American Resources of Delaware, Inc. and Andrew J.
          Kacic. (incorporated by reference to Exhibit 10.55 to ARO's 1995 Form 10-KSB).

10.56 Second Amendment to Put Agreement of October 4, 1995, between American Resources of Delaware, Inc., Prima Capital, LLC, and Southern Gas Co. of Delaware, Inc. (incorporated by reference to Exhibit 10.56 to ARO's 1995 Form 10-KSB).

10.57 Specimen Change of Control Agreement (incorporated by reference to Exhibit 10.57 to ARO's Form 8-K filed
          December 12, 1996).

10.58 Employment Agreement with Rick G. Avare (incorporated by reference to Exhibit 10.58 to ARO's Form 8-K filed
          December 12, 1996).

10.59 Specimen copy of the Indemnity Agreement with Officers and Directors (incorporated by reference to Exhibit
          10.59 to ARO's Form 8-K filed December 12, 1996).

10.60     Lead Generation Agreement with Corporate Relations
          Group, Inc. (incorporated by reference to Exhibit 10.60 to ARO's Form 8-K filed December 12, 1996).

10.63 Participation Agreement of April 12, 1996, between American Resources of Delaware, Inc. and Douglas L. Hawthorne (incorporated by reference to Exhibit 10.3 to ARO's Report on Form 10-QSB for the quarterly period ended March 31, 1996).

10.64 Production Payment Conveyance of May 22, 1996, by and between Southern Gas Co. of Delaware, Inc., and Austin Energy Funding Partners (incorporated by reference to
          Exhibit 10.4 to ARO's Report on Form 10-QSB for the quarterly period ending June 30, 1996).

10.65 Asset Purchase Agreement by and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., and Century Offshore Management Corporation dated July 3, 1996, for the acquisition of the South Timbalier 148 properties (incorporated by reference to Exhibit A to ARO's Form 8-K filed on July 18, 1996).

10.66     Asset Purchase Agreement by and between American
          Resources of Delaware, Inc., Southern Gas Co. of
          Delaware, Inc., and Century Offshore Management
          Corporation dated July 3, 1996, for the acquisition of the contractual rights for salt dome properties
          (incorporated by reference to Exhibit B to ARO's Form 8-K filed on July 18, 1996).

10.67 Capitalization Agreement and Termination of Purchase and Sale Agreement by and between Southern Gas Co. of Delaware, Inc., American Resources of Delaware, Inc. and Century Offshore Management Corporation, dated August 31, 1996 (incorporated by reference to Exhibit A to ARO's Form 8-K/A filed on September 16, 1996).

10.68     Amendment to South Timbalier Purchase and Sale
          Agreement by and between Southern Gas Co. of Delaware, Inc., American Resources of Delaware, Inc. and Century Offshore Management Corporation, dated August 31, 1996 (incorporated by reference to Exhibit B to ARO's Form 8-K/A filed on September 16, 1996).

10.69 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne, dated September 30, 1996 (incorporated by reference to Exhibit 10.9 to ARO's Form 10-QSB for the quarterly period ending September 30, 1996 [the "September 1996, Form 10-QSB"]).

10.70 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and The Kandy
          Limited Partnership, dated September 30, 1996
          (incorporated by reference to Exhibit 10.10 to ARO's
          September 1996, Form 10-QSB).

10.71 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Donald A. Schellpfeffer, dated September 30, 1996 (incorporated by reference to Exhibit 10.11 to ARO's September 1996, Form 10-QSB).

10.72 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Southern Gas Holding Company, Inc., dated September 30, 1996 (incorporated by reference to Exhibit 10.12 to ARO's September 1996, Form 10-QSB).

10.73 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated September 30, 1996 (incorporated by reference to
          Exhibit 10.13 to ARO's September 1996, Form 10-QSB).

10.74 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne, dated December 29, 1996 (incorporated by reference to Exhibit 10.74 to ARO's Form 10-KSB for the fiscal year ended December 31, 1996 [the "1996 Form 10-KSB"]).

10.75 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and The Kandy
          Limited Partnership, dated December 29, 1996
          (incorporated by reference to Exhibit 10.75 to ARO's
          1996 Form 10-KSB).

10.76 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Donald A. Schellpfeffer, dated December 29, 1996 (incorporated by reference to Exhibit 10.76 to ARO's 1996 Form 10-KSB).

10.79 Termination of Participation Agreement by and between American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated December 29, 1996 (incorporated by reference to Exhibit
          10.79 to ARO's 1996 Form 10-KSB).

10.80 Securities Purchase Agreement dated July 16, 1997 between ARO and Den norske Bank ASA (incorporated by reference to Exhibit 10.80 to Company's Form 8-K filed on July 25, 1997).

10.81 Registration Rights Agreement dated July 16, 1997 between ARO and Den norske Bank ASA (incorporated by reference to Exhibit 10.81 to ARO's Form 8-K filed on July 25, 1997).

10.82     Co-Sale Agreement dated July 16, 1997 among ARO, Rick
          G. Avare, Southern Gas Holding Company, Inc. and Den norske Bank ASA (incorporated by reference to Exhibit
          10.82 to ARO's Form 8-K filed on July 25, 1997).

10.83     Letter of Intent between ARO and Prima Capital, LLC
          (incorporated by reference to Exhibit 10.83 to ARO's
          Form 8-K filed on September 24, 1997).

10.84     Copy of the letter of resignation from William Bishop
          (incorporated by reference to Exhibit 10.84 to ARO's
          Form 8-K filed on October 1, 1997).

10.85     Copy of the Stock Purchase Agreement between Prima
          Capital, LLC and ARO (incorporated by reference to Exhibit 10.85 to ARO's Form 8-K filed on November 19,
          1997).

10.86 Copy of the First Amended and Restated Credit Agreement between ARO and Den norske Bank, AS (incorporated by reference to Exhibit 10.86 to ARO's Form 8-K filed on November 19, 1997).

10.87     Purchase and Sale Agreement by and between ARO and K.E.
          Resources, Ltd., entered into on December 16, 1997
          (incorporated by reference to Exhibit 10.87 to ARO's
          Form 8-K filed on December 30, 1997).

10.88     Press release announcing agreement to acquire offshore
          Gulf of Mexico assets from TECO Oil & Gas, Inc.
          (incorporated by reference to Exhibit 10.88 to ARO's
          Form 8-K filed on January 16, 1998).

10.89 Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc.,
          TECO Oil & Gas, Inc. and TECO Energy, Inc.
          (incorporated by reference to Exhibit 10.89 to ARO's
          Form 8-K filed on March 16, 1998).

10.90     Promissory Note from American Resources Offshore, Inc.
          in favor of TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.90 to ARO's Form 8-K filed on March 16, 1998).

10.91     Warrant Agreement between American Resources of
          Delaware, Inc. and TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.91 to ARO's Form 8-K filed on March 16, 1998).

10.92 First Amendment to First Amended and Restated Credit Agreement dated March 5, 1998 between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., American Resources Offshore, Inc. and DNB Energy Assets, Inc. (incorporated by reference to
          Exhibit 10.92 to ARO's Report on Form 10-Q for the quarterly period ending March 31, 1998).

10.93 Amended Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc, TECO Oil & Gas, Inc. and TECO Energy, Inc. (incorporated by reference to Exhibit 10.93 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.94 Intercreditor Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc., Southern Gas Co. of Delaware, Inc., TECO Oil & Gas, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.94 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.95     Certificate of Amendment dated July 2, 1998 amending
          ARO's Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 10.95 to ARO's
          Report on Form 10-Q for the quarterly period ending
          June 30, 1998).

10.96 Certificate of Ownership and Merger Merging American Resources Offshore, Inc., into American Resources of Delaware, Inc. (incorporated by reference to Exhibit
          10.96 to ARO's Report on Form 8-K filed on November 12,
          1998).

16.01 Response letter from KPMG LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.01 to ARO's Report on Form 8-K/A filed on
          January 15, 1999).

21.0      Subsidiaries of American Resources of Delaware,
          Inc.*

23.1      Consent of Ernst & Young LLP.*

23.2      Consent of Netherland, Sewell & Associates, Inc.*

23.3      Consent of Richard M. Russell & Associates, Inc.*

23.4      Consent of Ryder Scott Company, Petroleum
          Engineers*

23.5      Consent of KPMG LLP.*

* Filed herewith

(b)  Reports on Form 8-K:

          On October 1, 1998, ARO filed a Report on Form 8-K in order to report the extension of the maturity date on its bridge loans from DNB and the vesting of warrants in favor of TECO due to nonpayment of the TECO Note.

          On November 12, 1998, American Resources of Delaware, Inc. filed a Report on Form 8-K reporting the merger of American Resources Offshore, Inc., into American Resources of Delaware, Inc. and the change of the name of American Resources of Delaware, Inc. to American Resources Offshore, Inc.

          On January 11, 1999, ARO filed a Report on Form 8-K reporting the sale of the Sunrise Prospect, the change in Certified Accountant, the settlement of outstanding sales and tangible property taxes assessed by the Kentucky Revenue Cabinet, the initiation of litigation by a trade creditor, the maturing of $16.5 million of Bridge Loans with Den norske Bank and the notification by NASDAQ that ARO's securities will be subject to delisting on April 5, 1999 unless certain criteria are met.

          On January 15, 1999, ARO filed a Report on Form 8-K/A which provided a copy of KPMG LLP's response letter to the Securities and Exchange Commission.

          On March 23, 1999, ARO filed a Report on Form 8-K reporting the settlement of litigation and liens against ARO's Grand Isle Block 55 property in the amount of approximately $12 million, together with the settlement of litigation filed against ARO's High Island Block 105 property in the amount of approximately $600,000.

          On April 8, 1999, ARO filed a Report on Form 8-K reporting that it had requested a hearing on its possible delisting; and NASDAQ has set a hearing date of May 13, 1999, delaying any action to delist ARO until after the hearing.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

                CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------

                       FOR THE YEARS ENDED
                       -------------------
                DECEMBER 31, 1998, 1997 AND 1996
                --------------------------------

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

                CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------

                       FOR THE YEARS ENDED
                       -------------------
                DECEMBER 31, 1998, 1997 AND 1996
                --------------------------------



TABLE OF CONTENTS

                                                         PAGE NO.
                                                         --------

Independent Auditors' Reports                              F-1

Consolidated Balance Sheets                                F-3

Consolidated Statements of Operations                      F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-9

Notes to Consolidated Financial Statements                F-12

Oil and Gas Producing Activities (Unaudited)              F-37


                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

  The Board of Directors and Shareholders
  American Resources Offshore, Inc.

  We have audited the accompanying consolidated balance sheet of American Resources Offshore, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Resources Offshore, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 20 to the financial statements, the Company incurred a net loss of $46.2 million in 1998, and has a working capital deficiency of $89.7 million at December 31, 1998. In addition, the Company has not complied with certain covenants of its debt agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                            Ernst & Young LLP

  New Orleans, LA
  April 2, 1999

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


The Board of Directors
American Resources Offshore, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of American Resources Offshore, Inc. (formerly American Resources of Delaware, Inc.) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Resources Offshore, Inc. (formerly American Resources of Delaware, Inc.) and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




                                        KPMG LLP


Houston, TX
March 30, 1998

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                   DECEMBER 31, 1998 AND 1997
                   --------------------------



                             ASSETS

                                               1998            1997
                                               ----            ----
                                              (DOLLARS IN THOUSANDS)
Current assets:
Cash and cash equivalents                    $   255         $ 1,180
  Accounts and notes receivable:
   Trade                                       4,094           4,595
   Notes                                          99              70
   Related party                                 495             304
   Allowance for doubtful accounts              (474)             (5)
                                             -------         -------
                                               4,214           4,964

Deferred tax asset                                298             112
Prepaid expenses and other                        689             313
                                              -------         -------

    Total current assets                        5,456           6,569
                                              -------         -------

Oil and gas properties, at cost
  (successful efforts method)                  98,161          57,173
Property and equipment, at cost                14,645          12,353
                                              -------         -------
                                              112,806          69,526

Less accumulated depreciation,
  depletion and amortization                 (44,253)        (18,276)
                                             -------         -------
    Net property and equipment                68,553          51,250

Other assets                                   2,215           3,747
                                             -------         -------

    Total assets                             $76,224        $ 61,566
                                             =======         =======

                                                      (Continued)


See accompanying notes to consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

             CONSOLIDATED BALANCE SHEET (CONTINUED)
             --------------------------------------

                   DECEMBER 31, 1998 AND 1997
                   --------------------------



              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                           1998            1997
                                           ----            ----
                                            (DOLLARS IN THOUSANDS)

Current liabilities:
  Current portions of long-term debt     64,033           4,682
  Debt in default                        18,500               -
  Note payable to related party               -             225
  Accounts payable - Trade                7,162             963
  Unearned revenue                          667             820
  Accrued expenses and other              3,589             700
                                         ------          ------

     Total current liabilities           93,951           7,390

Long-term debt, excluding
  current portions                          706          25,393
Unearned revenue                          2,971           2,095
Deferred tax liability                      298           2,166

Stockholders' equity:
  Series 1993 8% convertible
   preferred stock, par value
   and liquidation preference
   $12.00 per share; 1,000,000
   shares authorized                      1,871           2,182
  Common stock, par value $.00001
   per share; 50,000,000 shares
   authorized                                 -               -
  Additional paid-in-capital             22,860          22,500
  Retained earnings                     (45,720)            553
  Treasury stock at cost,
   representing 201,890 shares
   of common stock in 1998 and 1997        (713)           (713)
                                        -------         -------

     Total stockholders' equity         (21,702)         24,522
                                        -------         -------

Commitments and contingencies

  Total liabilities and
   stockholders' equity                 $76,224         $61,566
                                        =======         =======



See accompanying notes to consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      ----------------------------------------------------

                                    1998         1997        1996
                                    ----         ----        ----
                                        (Dollars in thousands,
                                          except share data)

Operating Revenues:
  Oil and gas production      $     26,724 $    19,457   $     8,540
  Transportation                       790         870         1,071
  Marketing                          7,751      17,499        22,713
  Other                                872         206           715
                                ----------  ----------    ----------
                                    36,137      38,032        33,039
                                ----------  ----------    ----------

Operating Expenses:
  Oil and gas production             4,967       2,584         1,402
  Transportation                       235         404           316
  Marketing                          7,910      17,418        22,270
  Exploration costs                  5,056         785             -
  Depreciation, depletion and
   Amortization                     18,031       8,606         3,309
  Impairment of assets              36,735       5,096             -
  Administrative expenses            4,569       3,323         2,324
  Other                                107         138           206
                                ----------  ----------    ----------
                                    77,610      38,354        29,827
                                ----------  ----------    ----------

     Operating income (loss)       (41,473)       (322)        3,212
                                ----------  ----------    ----------

Other income (expense):
  Interest income                      101          46           802
  Interest expense                  (7,437)     (2,747)       (2,440)
  Gain (loss) on sale of assets        236         (22)         (175)
  Other                                  3           6           152
                                ----------  ----------    ----------
                                    (7,097)     (2,717)       (1,661)
                                ----------  ----------    ----------

     Income (loss) before income
     tax expense (benefit)         (48,570)     (3,039)        1,551


Income tax expense (benefit)        (2,346)     (1,192)          639
                                ----------  ----------    ----------

     Net income (loss)         $   (46,224) $   (1,847)   $      912

Preferred dividends                    (49)        (48)          (70)
                                ----------  ----------    ----------

Net income (loss) attributable
 to common shares              $   (46,273) $   (1,895)   $       842
                                ==========   =========     ==========

Per common share:
  Basic                       $     (4.61) $     (0.21)   $      0.14
                               ==========   ==========     ==========


Weighted average number of
  common shares outstanding      10,029,415   9,021,810     6,123,635
                                 ==========  ==========    ==========

  Diluted                     $     (4.61) $     (0.21)   $      0.13
                               ==========   ==========     ==========

Weighted average number of
 common shares and dilutive
 potential common shares        10,029,415   9,021,810     6,895,446
                                ==========  ==========    ==========


See accompanying notes to consolidated financial statements.

             AMERICAN RESOURCES OFFSHORE, INC.
             ---------------------------------
                       AND SUBSIDIARY
                       --------------
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       ----------------------------------------------
            FOR THE YEAR ENDED DECEMBER 31, 1998
            ------------------------------------

         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                         8% PREFERRED STOCK            COMMON STOCK
                  -------------------------------    ---------------
                  NUMBER                 DISCOUNT    NUMBER                ADDITIONAL
                    OF         PAR          ON         OF       PAR         PAID-IN    RETAINED    TREASURY
                  SHARES      VALUE     PREFERRED    SHARES    VALUE        CAPITAL    EARNINGS     STOCK        TOTAL
                  ------      -----     ----------   ------    -----        -------    --------     -----        -----

Balance,
December 31, 1997   269       $3,226    $(1,044)   10,193,676   $102        $22,500        $553     $(713)       $24,522

Conversion of
preferred stock
to common stock    (38)        (460)         149       38,335      -            311           -          -             -

Issuance of
common stock
dividend              -            -           -       19,842      -             49        (49)          -             -

Net income            -            -           -            -      -              -    (46,224)          -      (46,224)
                    ---        -----        ----   ----------    ---         ------     -------       ----        ------

Balance,
December 31,
1998                231       $2,766      $(895)   10,251,853   $102        $22,860   $(45,720)     $(713)       $21,702
                    ===        =====        ====   ==========    ===         ======     =======       ====        ======

See accompanying notes to consolidated financial statements

                              AMERICAN RESOURCES OFFSHORE, INC.
                                        AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE YEAR ENDED DECEMBER 31, 1997

                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                       8% PREFERRED STOCK                  COMMON STOCK
                   Number           Discount              Number                     Additional
                     of      Par       on        Net        of       Par  Convertible Paid-in    Retained Treasury
                   Shares   Value  Preferred    Value     Shares    Value  Securities Capital    Earnings  Stock     Total
                   ------   -----  ---------    -----     ------    -----  ---------- -------    --------  -----     -----
Balance,
December 31,
1996              268,851  $3,226   $(1,044)    $2,182   6,520,296    $65    $4,998    $16,453    $2,537   $(52)    $26,118

Issuance of
common stock
dividend on
8% preferred
stock                   -         -       -          -      21,508      0         -         48      (48)       -          -

Conversion of
warrants to
common stock            -         -       -          -           8      0         -          -         -       -          -

Conversion of
convertible
securities and
dividend to
common stock            -         -       -          -   3,101,864     31   (4,520)      4,599      (79)       -          -

Redemption of
convertible
securities              -         -       -          -           -      -     (478)      (100)      (11)       -      (589)

Common stock
issued, net of
placement costs         -         -       -          -     500,000      5         -      1,133         -       -      1,133

Common stock
and options
issued for
professional
services                -         -       -          -      50,000      1         -        117         -       -        117

Exercise of
Put Warrants            -         -       -          -           -      -         -        250         -       -        250

Treasury
stock
purchased               -         -       -          -           -      -         -          -         -   (661)      (661)

Net income              -         -       -          -           -      -         -          -   (1,846)       -    (1,846)
                  -------     -----  ------      -----  ----------    ---    ------     ------    ------    ----     ------

Balance,
December 31,
1997              268,851    $3,226$(1,044)     $2,182  10,193,676   $102         -    $22,500    $  553  $(713)    $24,522
                  =======    ======  ======      =====  ==========    ===    ======     ======    ======    ====     ======

See accompanying notes to consolidated financial statements.

                  AMERICAN RESOURCES OFFSHORE, INC.
                  ---------------------------------
                            AND SUBSIDIARY
                            --------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            ----------------------------------------------
                 FOR THE YEAR ENDED DECEMBER 31, 1996
                 ------------------------------------

              (Dollars in thousands, except share data)

                                          6% JUNIOR
                   8% PREFERRED STOCK  PREFERRED STOCK       COMMON STOCK
                 -------------------------------------    -----------------
                 Number        Discount   Number          Number                     Additional
                   of    Par      on        of     Par      of       Par  Convertible Paid-in    Retained Treasury
                 Shares Value Preferred   Shares  Value   Shares    Value  Securities Capital    Earnings  Stock     Total
                 ------ ----- ---------   ------  -----   ------    -----  ---------- -------    --------  -----     -----
Balance,
December 31,
1995            268,851 $3,226  $2,182  117,000     $1   5,539,215    $55     $   -   $14,608     $1,961       -    $18,751

Conversion
of preferred
stock to
common stock          -      -       - (58,941)      -     224,822      2         -      (10)          -       -       (10)

Issuance of
common stock
dividend              -      -       -        -      -      27,535      -         -        70       (70)       -          -

Issuance of
common stock
and put warrants
in connection
with property
acquisition           -      -       -        -      -     225,000      2         -       907          -       -        907

Issuance of
common stock,
net of
placement
costs                 -      -       -        -      -     330,000      4         -       900          -       -        900

Purchase and
retirement of
Series B
Preferred Stock       -      -       - (58,059)    (1)           -      -         -     (537)      (266)       -      (803)

Purchase of
10,480 shares
of common stock
for treasury          -      -       -        -      -           -      -         -         -          -    (52)       (52)

Issuance of
convertible
securities,
net of issuance
cost                  -      -       -        -      -           -      -     4,998         -          -       -      4,998

Issuance of
common stock
in connection
with
convertible
securities            -      -       -        -      -     173,724      2         -       540          -       -        540

Stock
registration
costs                 -      -       -        -      -           -      -         -      (25)          -       -       (25)

Net income            -      -       -        -      -           -      -         -         -        912       -        912
                -------  -----   -----  -------     --   ---------     --    ------    ------      -----     ---     ------

Balance,
December 31,
1996            268,851 $3,226  $2,182        -      -   6,520,296    $65    $4,998   $16,453     $2,537   $(52)    $26,118
                =======  =====   =====  =======     ==   =========     ==    ======    ======      =====     ===     ======

See accompanying notes to consolidated financial statements.

                    AMERICAN RESOURCES OFFSHORE, INC.
                    ---------------------------------
                              AND SUBSIDIARY
                              --------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
           ----------------------------------------------------

                                        1998          1997          1996
                                        ----          ----          ----
                                             (DOLLARS IN THOUSANDS)

Operating activities:
  Net income (loss)                 $(46,224)      $(1,847)       $  912
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation, depletion and
      amortization                    18,031         8,889         3,420
     Impairment of assets             36,735         5,096             -
     Exploration costs                 5,056           785
     Deferred income taxes            (2,054)       (1,242)          613
     (Gain) loss on sale of assets      (236)           22           175
     Deferred revenue                    723          (714)        3,590
     Other                               916           330          (173)
     Change in operating assets and
      liabilities:
      Change in accounts receivable      310         1,822        (4,033)
      Change in prepaid expenses and
       other                            (376)          198          (148)
      Change in accounts payable       6,199        (3,898)        2,128
      Change in accrued expenses
       and other                       2,889           (11)         (397)
                                    --------      --------     ---------

      Net cash provided by operating
       activities                    $ 21,969       $ 9,430     $  6,087
                                     ========      ========     ========

Investing activities:
  Purchases of oil and gas properties (56,066)       (9,699)     (17,023)
  Purchases of property and equipment  (2,711)         (669)      (3,108)
  Proceeds from sales of assets         2,390             4          550
  Change in notes receivable               97           209          732
  Investment in Common Stock of
   Century Offshore                         -        (2,500)           -
  Other                                     -             -           (2)
                                     --------      --------     --------

      Net cash used in investing
       activities                    $(56,290)     $(12,655)    $(18,851)

                                                            (continued)

See accompanying notes to consolidated financial statements.

                    AMERICAN RESOURCES OFFSHORE, INC.
                    ---------------------------------
                              AND SUBSIDIARY
                              --------------

            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            -------------------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
           ----------------------------------------------------

                                           1998        1997       1996
                                           ----        ----       ----
                                              (DOLLARS IN THOUSANDS)

Financing activities:
  Proceeds from borrowings from
   related parties                     $      -    $      -    $    250
  Proceeds from other borrowings         40,773      11,902      17,612
  Proceeds from sale of stock to
   Den norske                                 -       1,330           -
  Payments on borrowings from
   related parties                            -        (490)       (250)
  Payments on other borrowings           (6,334)     (7,048)    (10,869)
  Increase in deferred financing
   and convertible issuance costs        (1,043)       (195)       (462)
  Stock issuance and registration
   costs                                      -        (197)          -
  Issuance of common shares, net              -           -         900
  Issuance of convertible securities          -           -       6,000
  Redemption of convertible securities        -        (589)          -
  Purchase of 6% Junior Preferred
   Stock                                      -           -        (803)
  Purchase of treasury stock                  -        (661)        (53)
  Other                                       -           -         (35)
                                       --------    --------    --------

     Net cash provided by financing
      Activities                         $33,396      $4,052     $12,290
                                        --------    --------    --------

     Increase (decrease) in cash            (925)        827        (474)

Cash and cash equivalents at
 beginning of year                         1,180         353         827
                                        --------    --------    --------

Cash and cash equivalents at
 end of year                             $   255      $1,180     $   353
                                        ========    ========    ========



NON-CASH TRANSACTIONS:

During 1998, the Company expanded its holdings in the Gulf by acquiring properties from TECO for $57.7 million. TECO agreed to seller-finance $18.5 million of the purchase price in the form of a promissory note (see Note 2).

During 1997, holders of $5,538,483 of the Convertible Securities converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities. The remaining $461,517 was redeemed by the Company for a price of $589,023.

During 1997, the Company entered into an Amendment to Lead Generation Agreement with Corporate Relations Group (CRG) to provide additional services in the public relations area. The amendment provided for the termination of options previously granted to CRG by ARO and the issuance to CRG of 50,000 shares of registered stock in ARO. The shares were valued at $1.94 per share which represents the closing bid price on April 21, 1997, the date of the amendment.

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

In connection with the acquisition of certain gas properties, in July 1996 the Company extinguished a $6.5 million note receivable as partial consideration.
                                                      (continued)

See accompanying notes to consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        -------------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      ----------------------------------------------------



The Company acquired 58,059 shares of the outstanding 6% Junior
Preferred Stock for $802,900 during 1996. Upon resolution of the Board of Directors, the shares were retired.

The Company declared stock dividends and issued 19,842, 21,508 and 27,535 shares of common stock to holders of the Series 1993 and Series B Preferred Stock during 1998, 1997 and 1996, respectively.

During 1996, 58,941 shares of Series B Preferred Stock were converted into a total of 224,822 shares of common stock.

During 1996, in connection with the issuance of 4% convertible securities in the aggregate principal amount of $6,000,000, the Company issued 173,724 shares of common stock at an average value of $3.11 per share as partial consideration for placement fees.


See accompanying notes to consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                DECEMBER 31, 1998, 1997 AND 1996
                --------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  GENERAL

          American Resources Offshore, Inc. (ARO), (formerly known as American Resources of Delaware, Inc.), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil and Exploration of Delaware, Inc. (SOE) pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

          ARO and its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. (Southern Gas), are involved in the production, gathering, purchasing, processing, transporting and selling of natural gas primarily in the Gulf Coast Region and the State of Kentucky. These activities are considered to be one business segment for financial reporting purposes.

     (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of ARO and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

     (C)  CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers any liquid investments with an original maturity of three months or less when purchased as a cash equivalent.

     (D)  OIL AND GAS PROPERTIES

          The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. As of January 1, 1996, the Company began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this method, the Company generally assesses its oil and gas properties on a depletable unit basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. Impairments of oil and gas properties held for sale is included in the balance sheet as accumulated depreciation. Depletion and amortization


          (Continued)
                              F-12


          and impairments of operating assets are included in the balance sheet as adjustments to the oil and gas properties asset account. Exploratory dry holes and geological and geophysical charges on exploratory projects are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore site remediation and significant onshore facilities are provided currently using the unit-of-production method; such costs for other onshore facilities are insignificant and are expensed as incurred.
          Significant changes in the various estimates discussed above could affect the financial position and results of operations of the Company.

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

          Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

               ESTIMATED
               USEFUL LIVES
               (YEARS)
               ------


               Pipeline support facilities             7-15
               Field equipment                            7
               Other                                    3-7

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


          (Continued)

                                   F-13


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

     (I)  DEFERRED FINANCING COSTS

          In connection with obtaining credit facilities, the Company has capitalized third party costs directly associated with the closing thereof. The costs are being amortized over the period of the credit facilities. For the years ended December 31, 1998, 1997 and 1996, approximately $338,000, $96,000 and
          $101,000, respectively, have been amortized to expense in connection with these costs.

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


          (Continued)

                                   F-14

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

     (M)  EARNINGS PER SHARE

          The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) in 1997. This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations.

          The following table provides a reconciliation between basic and diluted earnings (loss) per share:


                                           WEIGHTED
                                           AVERAGE
                                            COMMON        PER
                              NET INCOME    SHARES       SHARE
                                (LOSS)   OUTSTANDING    AMOUNT*
                                ------   -----------    -------
                                (THOUSANDS EXCEPT SHARE AMOUNTS)

Year Ended December 31, 1998:
 Basic (loss) per share       $(46,224)   10,029,415    $(4.61)
 Diluted (loss) per share     $(46,224)   10,029,415    $(4.61)
                                =======   ==========

Year Ended December 31, 1997:
 Basic (loss) per share       $ (1,847)    9,021,810    $(0.21)
 Diluted (loss) per share     $ (1,847)    9,021,810    $(0.21)
                                =======    =========

Year Ended December 31, 1996:
 Basic earnings per share      $    912    6,123,635     $ 0.14
 Effect of dilutive potential
  common shares                              771,811
                                -------    ---------
 Diluted earnings per share    $    912    6,895,446     $ 0.13
                                =======    =========


          *Adjusted for preferred stock dividends of $49,383, $47,647 and $70,174 for 1998, 1997 and 1996,
          respectively.

          At December 31, 1998 and 1997, the stock options, warrants and Convertible Preferred Stock were not included in the computation of diluted loss per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

          At December 31, 1996, the Convertible Preferred Stock was not included in the computation of diluted earnings per share because the effect of its assumed exercise and conversion would have an antidilutive effect on the computation of diluted earnings per share.

                                                  (Continued)
                              F-15


     (N)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the estimates.

(2)  TECO ACQUISITION

     On March 5, 1998, the Company purchased interests in 43 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
     (TECO). The purchase consisted of an average 30% interest in approximately 198,300 acres containing 5 producing wells and approximately $35 million PV10 of estimated proved reserves as of December 31, 1997; partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 12,500 square miles of 3-D seismic data. Louisiana Offshore Ventures and Texas 3D Ventures are exploration and development partnerships managed by Houston Energy Development (HED). HED has specialized in 3-D seismic evaluation and prospect selection for over ten years and provides the Company with access to 14 additional geoscientists and 13 state of the art 3-D seismic workstations. The Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and, with HED, has identified numerous drilling locations on the acquired properties.

     As consideration for the properties, the Company paid $57.7 million, of which $1.3 million was paid in cash upon execution of the Purchase and Sale Agreement, $21.4 million was paid from funds borrowed under the Company's credit facility, and $16.5 million was paid from funds borrowed under bridge loans provided by DNB Energy Assets, Inc.
     (DNB), successor to Den norske Bank, AS (Den norske), $1.5 million of which was due July 1, 1998, with the remainder due September 30, 1998. The balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO Note). The bridge loans from DNB were amended to extend the maturity date to December 31, 1998. DNB also amended the interest rate to either the prime rate plus 1% or the LIBOR plus 4%.


     The TECO Note currently bears interest at the rate of 16% per annum and increases 2% each quarter hereafter, with a maximum interest rate of 18% beginning April 1, 1999. The TECO Note matured on October 1, 1998 and is secured by a lien on all properties of the Company and its subsidiaries; however, the lien is second and inferior to the lien of DNB. Additionally, pursuant to the terms of a warrant agreement entered into between the parties relative to the TECO Note, TECO has been vested with the rights to acquire 600,000 shares of ARO's common stock at $2.67 per share, plus additional common stock in ARO equal to fifteen (15%) percent of ARO's issued and outstanding common stock and options or rights to purchase common stock for $0.00001 per share, together with the right to appoint two members to ARO's Board of Directors. TECO has not taken any action to exercise its warrant rights or make any appointments to ARO's Board at this time; however, TECO has not waived any of its rights. TECO has filed a Schedule 13-D and Form 3 with the Securities and Exchange Commission ("SEC") regarding such rights. TECO's rights to acquire fifteen (15%) percent of ARO's issued and outstanding common stock and options or

                         F-16                     (Continued)

     rights to purchase common stock will increase to twenty
     (20%) percent if the TECO Note is not paid in full by April
     1, 1999.

     Assuming the acquisition had occurred on January 1, 1997, the following unaudited proforma operating data gives effect to the acquisition for the years ended December 31, 1998 and 1997:

                                  December 31,   December 31,
                                      1998           1997
                                      ----           ----

Total revenue                       $ 37,143       $44,669
                                    ========       ========

Net (loss) from operations         $(41,150)       $(3,745)
                                    ========       =======

Basic and diluted (loss) per share $  (4.61)       $  (.42)
                                    =======        =======

     Basic and diluted earnings per share are based on 10,029,415 and 9,021,810 shares outstanding for December 31, 1998 and 1997, respectively.

(3)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                       (Dollars in thousands)
                                         1998        1997
                                         ----        ----

Pipeline support facilities            $10,547     $ 8,190
Field equipment                          3,460       3,714
Other                                      638         449
                                       -------     -------

                                       $14,645     $12,353
                                       =======     =======

     For the years ended December 31, 1998, 1997 and 1996, depreciation expense on property and equipment was $1.1million, $1million and $878,000, respectively.

(4)  OIL AND GAS PROPERTIES

     A summary of oil and gas properties follows:

                                           1998         1997
                                           ----         ----
                                        (Dollars in thousands)

Proved properties - Developed - Gulf     $29,168      $26,392
Proved properties - Undeveloped - Gulf     8,590        4,193
Unproved properties - Gulf                35,901        5,326
Proved properties - Developed -
  Appalachian                             21,944       18,704
Unproved properties - Appalachian          2,558        2,558
                                          ------       ------

                                         $98,161      $57,173
                                          ======       ======



     In February 1997, the Company through its wholly owned subsidiary, Southern Gas, acquired a 25% working interest in onshore Gulf Coast undeveloped properties located in Greene and Wayne Counties, Mississippi, for approximately $300,000.

                         F-17                     (Continued)


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

     On September 15, 1997, the Company entered into a Letter of Intent with Prima Capital, LLC (Prima) providing for the acquisition of an interest in producing and non-producing oil and gas properties located in Mississippi. (See Note 15.)

     In September 1997, the Company purchased a 4.3% overriding royalty interest in the Ship Shoal B-4 well for $330,000. The value of the overriding royalty interest was based on discounted reserve values as determined from the December 31, 1996 reserve report less amounts paid through June 1997.

     On December 16, 1997, the Company entered into a Purchase and Sale Agreement to acquire proved developed and undeveloped oil and gas properties, platforms, equipment and pipelines located offshore Louisiana on Ship Shoal Block 222, Ship Shoal Block 225 and West Cameron Block 368 from K.E. Resources, Ltd. The purchase price was $2.5 million, which was funded from the Company's line of credit with DNB. The transaction was completed and funded on December 19, 1997.


     On December 22, 1997, the Company entered into a Purchase and Sale Agreement to acquire additional interests in the properties located on West Cameron Block 368 from Apache Corporation pursuant to a preferential right of first refusal election. The purchase was $127,000, which was funded from the Company's line of credit with DNB. This transaction closed on January 5, 1998.

     During the first quarter of 1998, the Company participated in the drilling of a well on Galveston Block 213, a property purchased in the TECO acquisition. The well commenced production on May 28, 1998 and is currently producing at a rate of approximately 10 million cubic feet equivalent of gas (MMcfe) per day. The Company owns a 33.3% working interest in the well which is being operated by Basin Exploration, Inc.

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

                              F-18                (Continued)

     Company believes that production could be established in this well utilizing stimulation and available compression facilities on the platform.

     In June 1998, the Company participated in the drilling of a successful well on West Cameron Block 368 on which the Company had existing production. The well was completed and began producing during the fourth quarter of 1998. During the third quarter of 1998, the Company completed an exchange of working interest ownership with Century Offshore Management Corporation that provides for the Company to increase its working interest to 95% on a portion of West Cameron Block 368 covering approximately 1,170 acres.

     During the second quarter of 1998, the Company participated in the drilling of a successful exploratory well on West Cameron Block 172, a property purchased in the TECO acquisition. The OCS G1998 #16ST well was drilled and completed with an initial test rate of 11 MMcf of gas and 200 barrels of condensate per day. A development/acceleration well, the OCS G1998 #18 well, was drilled in the same fault block and encountered gas pay in two additional reservoirs. The #18 well was also completed and tested at an initial rate of 10.2 MMcf of gas and 90 barrels of condensate per day. Design and construction of a platform and facilities for development of this discovery were completed in December 1998. The Company's working interest in the #16ST and #18 wells is 28.72% and 27%, respectively. Additionally, the #19 well was drilled during the first quarter of 1999. However, during the first quarter of 1999, ARO was named a co-defendant in litigation filed by the operator of High Island Block 105 seeking approximately $600,000 for expenses incurred in the drilling of a well. On March 10, 1999, ARO settled this litigation by agreeing to convey its interest in the #19 well to the co-defendant in exchange for approximately $600,000 and a 25% reversionary interest after payout. Those proceeds were utilized by ARO to settle this litigation. At the time of this settlement, ARO was in default on its obligation to advance an additional $733,752 for completion cost of the #19 well and did not have the capital to make this advance. As ARO would have been caused to non-consent this operation, it agreed to convey its interest to the co-defendant, who paid the completion costs.

     During the first quarter of 1998, the Company entered into an agreement with J. M. Huber Corporation (Huber) for the development of Grand Isle Block 55, offshore Louisiana, wherein two wells were to be drilled. During the drilling of the initial well, reserves were encountered; however, control of the well was lost necessitating the well to be shut in and a sidetrack well to be initiated. The additional costs of the re-drill as well as the cost of the material and equipment lost in the original well, estimated to be approximately $3.7 million, was reimbursable by the Company's insurance program, less deductibles totaling $300,000. During the third quarter of 1998, the Company successfully completed the side track well and an additional well from the A Platform on Grand Isle Block 55. Initial production commenced in September 1998 at the rate of approximately 1,500 barrels of oil per day. Huber did not assign an ownership interest in the well to the Company based upon Huber's interpretation of the participation agreement that all trade creditors must be paid in full prior to any such assignment. As of December 31, 1998, the Company had trade payables of approximately $12 million in association with the drilling of these wells. During the first quarter of 1999, the Company settled the trade payables by surrendering its interest in the Grand Isle Block 55 wells to Huber. The financial statements for the year ended December 31, 1998, do not reflect the operating results relating to the production from the Huber well. The settlement with Huber generated an impairment of approximately $1.4 million which is reflected in the financial statements for the
                         F-19                     (Continued)

     year ended December 31, 1998. The impairment represents the net cash expenditures made by the Company for the Grand Isle
     Block 55 well in which the Company does not have an ownership interest.

     For the years ended December 31, 1998, 1997 and 1996, depletion expense on oil and gas properties was $14,586,951, $7,594,523 and $2,431,633, respectively, or $1.25, $1.05 and
     $0.80 per Mcf equivalent.

     During 1998, ARO recorded an impairment of oil and gas properties of $34.7 million compared with $5 million during 1997. The impairment includes an $8.2 million write down of ARO's Appalachian properties based on its current efforts to sell the Kentucky division of ARO. The Appalachian impairment allowance is included in ARO's accumulated depreciation, depletion and amortization. The impairment also includes a $22.5 million write down of the TECO properties. The write down was primarily the result of a significant decline in the production on several of the TECO wells coupled with a substantial decline in oil and gas prices in 1998. Also included was an additional $4 million impairment on other oil and gas properties. In addition to the impairments of oil and gas properties, ARO also recognized a $2 million impairment on its holding of Century stock (see Notes 8 and 9).

     In 1997, the Company recorded an impairment of $1.6 million related to its Michigan properties and a $2 million impairment related to oil and gas properties.

(5)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                       December 31, December 31,
                                           1998         1997
                                           ----         ----
                                         (Dollars in thousands)

Borrowings under the Company's
 credit facility, as amended,
 with DNB, reduction subject to
 availability under borrowing base,
 $48,173,000 available borrowing
 base as of December 31, 1998,
 monthly reduction against the
 available borrowing base of $750,000
 commencing January 1, 1999, interest
 payable monthly at the Floating
 Rate, or LIBO Rate plus 2 1/2%,
 secured by substantially all of the
 Company's oil and gas properties,
 equipment and receivables.              $48,173        28,700

Term Loan A, as amended, payable to
 DNB, due December 31, 1998, with
 interest payable monthly at the
 Floating Rate plus 1%, or LIBO
 Rate plus 4% per annum, secured
 by substantially all of the
 Company's oil and gas properties.        15,000             -


                         F-20                     (Continued)


                                       December 31, December 31,
                                           1998         1997
                                           ----         ----
                                         (Dollars in thousands)


Term Loan B payable to DNB, due
 December 31, 1998, with interest
 payable monthly at the Floating
 Rate plus 1%, or LIBO Rate plus
 4% per annum, secured by substantially
 all of the Company's oil and
 gas properties.                             550             -

Note payable to TECO, with interest
 at 14% per annum, increasing 2%
 each quarter the note remains
 unpaid, with a maximum rate of
 18%, due October 1, 1998.                18,500             -

Note payable to related party,
 recourse only to specific properties,
 interest payable at prime rate plus
 1% in connection with the purchase
 of oil and gas properties from
 Prima Capital, LLC.                         987         1,500

Other notes                                   29           100
                                         -------       -------
                                          83,239        30,300

Less - Current portion                  (64,033)       (4,907)
Less - Debt in default                  (18,500)             -
                                         -------       -------

Long-term debt                           $   706       $25,393
                                         =======       =======


     On September 28, 1995, the Company entered into a $20 million revolving credit facility through February 1, 2002 with Den norske. By November 1, 1997, the revolving credit facility had been increased to $75 million and the available borrowing base was increased to $30 million. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB and increased to $50 million to facilitate the purchase of oil and gas properties from TECO. As of December 31, 1998, the balance due under the revolving credit facility was $48,173,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under DNB's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. Commencing January 1, 1999, monthly principal reductions are $750,000. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     On March 5, 1998, DNB also provided bridge loans totaling $16 million in order for the Company to complete the acquisition of the TECO properties. The bridge loans, as amended, matured on December 31, 1998. DNB has not yet demanded payment nor has it agreed to extend the terms of the bridge loans.

     Under the credit agreement with DNB, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio.
     At December 31, 1998, the

                         F-21                     (Continued)

     Company was not in compliance with all of the required financial ratios; however, DNB agreed to temporarily waive the compliance requirements at year-end 1998. Additionally, at December 31, 1998, the Company was not in compliance with other required financial covenants in the credit agreement; and the Company has also not made the monthly principal reductions required in 1999. Therefore, this debt is classified as current in the accompanying balance sheets.

     Also in order to complete the acquisition of the TECO
     properties, on March 5, 1998,    the Company executed a note
     in favor of TECO in the amount of $18.5 million (see Note
     2). The TECO Note matured on October 1, 1998; and by letter dated October 2, 1998, TECO declared the Company in default. However, TECO is a party to an agreement between the Company and DNB which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company. Additionally, pursuant to the terms of a warrant agreement entered into between the parties relative to the TECO Note, TECO has been vested with the rights to acquire 600,000 shares of ARO's common stock at $2.67 per share, plus additional common stock in ARO equal to fifteen (15%) percent of ARO's issued and outstanding common stock and options or rights to purchase common stock for $0.00001 per share, together with the right to appoint two members to ARO's Board of Directors. TECO has not taken any action to exercise its warrant rights or make any appointments to ARO's Board at this time; however, TECO has not waived any of its rights. TECO has filed a Schedule 13-D and Form 3 with the SEC regarding such rights. TECO's rights to acquire fifteen (15%) percent of ARO's issued and outstanding common stock and options or rights to purchase common stock will increase to twenty (20%) percent if the TECO Note is not paid in full by April 1, 1999.

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

     The shares of common stock into which the securities were convertible were registered under an S-3 Registration
     Statement which was effective on January 23, 1997.

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

                         F-22                (Continued)

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

(8)  CENTURY/SETTLE TRANSACTIONS

     Under a letter agreement dated October 17, 1994, the Company had the right to acquire a 10% equity interest in Settle Oil and Gas Company (Settle) for $4,000,000 (the Settle Securities). Due to the fact that the Company was not in a position to acquire this equity interest, the Agreement was subsequently amended to permit a third party to acquire the Settle Securities for $2.5 million. The funds used to effect the foregoing acquisition were borrowed by the third party from Prima, a limited liability company of which an officer/director of the Company is a member. The third party is also a member of Prima and the principal stockholder of Southern Resources, Inc. Prima, in turn, borrowed the funds it used to provide the foregoing loan from a bank in Lexington, Kentucky. In connection with this transaction, the Company entered into a Put Agreement with Prima, dated March 15, 1995, which provided that, in the event Prima obtained title to the Settle Securities, Prima had the right to require the Company to purchase the Settle Securities for $4,000,000 (the Prima Put) payable in cash and common stock.

     On July 21, 1995, a reorganization plan was approved by the Bankruptcy Court and resulted in the merger of Settle into Century Offshore Management Corporation (Century). Any and all references to Settle subsequent to July 21, 1995, refer to the merged entity which retained the name of Century.

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

                         F-23                     (Continued)


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

(9)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     On December 30, 1994, the Company invested in the formation of a new Limited Liability Company (the LLC) whose purpose was to perform contract drilling services for the Company and third parties. The LLC was capitalized at $250,000 with the Company providing $110,000 for a 44% ownership. Century and certain of Century's officers and directors were also members of the LLC, with a combined ownership interest of 45%. In October 1997, the operating committee voted to liquidate the LLC. As of December 31, 1998, the remaining investment is $47,451. During 1998 and 1997, the Company recognized losses of $0 and $234,409, respectively.

     In 1997, the Company acquired 2,471.3 shares of the common stock of Century under the Call Agreement (see Note 8) for $4 million. Due to the subsequent decline in oil and gas prices, the Company determined there was an other than temporary decline in the carrying value of the Century common stock. In 1998 and 1997, the Company recorded impairments of $2.0 million and $1.5 million, respectively, to its investment in Century, resulting in a net book value of $.5 million and $2.5 million, respectively. The impairment of the Century stock was determined by comparing the carrying value of the stock on the Company's books, after the exercise of the Century "Call Agreement," to the estimated fair value of the stock based on the most recent sale activity.

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

     ARO sells all of its current Gulf Coast Region gas production through H&N Gas, Ltd. ARO utilizes forward sales contracts for a significant portion of its Gulf Coast Region gas production to achieve more predictable cash flows and to reduce the effect of

                         F-24                (Continued)
     fluctuations in gas prices. During 1998, ARO's Gulf Coast Region production averaged 28.8 MMcfe per day. At March 15, 1999, ARO had forward sales arrangements through August 1999 with respect to 20 MMcfe per day at an average price of $1.86 per thousand cubic feet ("Mcf"). During 1998, ARO sold call options for 20 MMcfe per day at a call price of $2.70 per Mcf, which expire in March 2000. In exchange for establishing a ceiling of $2.70 per Mcf over the option term, ARO received an average option premium of $0.14 per Mcf on the volumes contracted for under the call option agreement. These contracts were terminated in January 1999 at a profit of $680,114. ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

(11) INCOME TAXES

     The provision (benefit) for income taxes for the years ended
     December 31, 1998, 1997 and 1996 is summarized as follows:

                                   1998      1997       1996
                                   ----      ----       ----
                                     (Dollars in thousands)

Current tax expense               $    1   $     49    $  26
                                  ======   ========    =====

Deferred tax (benefit)            $(292)   $(1,242)    $613
                                  =====    =======     ====


     The Company's effective tax benefit (5%) in 1998 is less than the effective tax rate because of changes to its valuation allowance for deferred tax assets. The Company's effective tax benefit (39%) in 1997 and effective tax rate (41%) in 1996 are different from the U.S. federal income tax rate of 34% primarily because of state income taxes.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented as follows:

                                           1998         1997
                                           ----         ----
                                         (Dollars in thousands)

Deferred tax assets:
 Net operating loss carryforwards         $6,970        $2,425
 Basis differences in oil and
  gas properties                          11,978             -
 Basis differences in
  unconsolidated investee                  1,400           600
 Allowance for doubtful accounts             298           110
 Other                                        17            50
                                         -------        ------
    Total gross deferred tax assets       20,663         3,185

Less - Valuation allowance               (19,239)         (638)
                                         -------        ------
 Net deferred tax assets                   1,424         2,547



                     F-25                 (Continued)




Deferred tax liabilities:
 Basis differences in oil
   and gas properties                   $      -       $ 3,226
 Basis differences in property
   and equipment                           1,308         1,371
 Other                                       116             4
                                         -------       -------
   Deferred tax liabilities                1,424         4,601
                                         -------       -------

  Net deferred tax asset (liability)    $      0       $(2,054)
                                         =======       =======

Current deferred tax asset              $    298        $  112
                                         =======        ======

Non-current deferred tax liability      $    298        $2,166
                                         =======        ======


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

     At December 31, 1998, the Company had approximately $34.7 million and $35.5 million of net operating loss (NOL) carryforwards available to offset future taxable income for federal and state purposes, respectively. The carryforwards expire from 1999 to 2018.

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

(12) FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998. Financial Accounting Standards Board Statement No. 107 (FASB No. 107), "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                       CARRYING        FAIR
                                        AMOUNT        VALUE
                                        ------        -----

Financial assets:
 Cash and cash equivalents              $  255        $  255
 Trade accounts receivable               4,094         4,094
 Related party receivables                 495           495
 Notes receivable                          380           380
 Century Stock                             500           500


                 F-26                      (Continued)

                                       CARRYING        FAIR
                                        AMOUNT        VALUE
                                        ------        -----

Financial liabilities:
 Trade accounts payable                  7,162         7,162
 Related party notw                        987           987
 Accrued expenses                          556           556
 Long-term debt                            706           706


     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997. FASB No. 107, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                       CARRYING        FAIR
                                        AMOUNT        VALUE
                                        ------        -----

Financial assets:
 Cash and cash equivalents              $1,180        $1,180
 Trade accounts receivable               4,595         4,595
 Related party receivables                 304           304
 Notes receivable                          477           477
 Century Stock                           2,500         2,500

Financial liabilities:
 Trade accounts payable                    963           963
 Related party notw                      1,500         1,500
 Accrued expenses                          525           525
 Long-term debt                         28,800        28,800


     The carrying amounts shown in the tables are included in the consolidated balance sheet under the indicated captions.

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

          LONG-TERM DEBT: The fair value of the Company's long-term debt carries market interest rates; therefore, the current value approximates market value.

(13) COMMON STOCK PRIVATE PLACEMENTS

     In July 1997, pursuant to a Securities Purchase Agreement, the Company's primary lender, Den norske, purchased 500,000 shares of common stock of the Company for a


                         F-27                (Continued)

     price of $2.66 per share, for a total of $1,330,000 ($1,132,911 net of placement costs). The Company and Den norske also entered into a Registration Rights Agreement wherein Den norske was granted certain demand and piggyback registration rights with respect to the shares purchased.

(14) STOCKHOLDERS' EQUITY

     The Company has authorized fifty million (50,000,000) shares of Common Stock. Outstanding at December 31, 1998 and 1997 are 10,251,853 and 10,193,676 shares, respectively.

     The Company has authorized one million (1,000,000) shares of Series 1993 Preferred Stock and two million (2,000,000) shares of Series Preferred Stock subject to designation by the Board of Directors:

     Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per share based upon the total number of shares outstanding. Out0standing at December 31, 1998 and 1997 are 230,516 and 268,851 shares, respectively.

     Series B Preferred Stock, designated by the Board of Directors, was convertible into common stock based on a conversion factor of $10.00 divided by 73% of the common stock's closing bid price on the conversion date. The Series B Preferred Stock had a liquidation preference of $10.00 per share, but was junior to the Series 1993 Preferred Stock. Dividends were payable quarterly at the rate of 6% in cash or common stock, at the Company's option. There were 1,000,000 shares authorized and zero shares outstanding at December 31, 1997. During the first quarter of 1997, the Company's Board of Directors adopted a resolution eliminating Series B Preferred Stock and returning the 1,000,000 shares to the status of authorized but unissued Preferred Stock, without designation. The Certificate eliminating the Series B Preferred Stock was filed in the Office of the Secretary of State of Delaware on April 16, 1997.

     The Company paid dividends on the Series 1993 Preferred
     Stock through the issuance of 19,842 and 21,508 shares of common stock in 1998 and 1997, respectively.

     In April 1997, due to a decline in the market price of the Company's common stock to a level below its book value, the Board of Directors authorized the Company to repurchase up to $2 million of the Company's common stock in market transactions from time to time at prices deemed to be favorable by the Company. As of December 31, 1998 and 1997, the Company had acquired 201,890 and 141,410 shares at an average price of $3.54 and $2.91, respectively, per share.

     During the fourth quarter of 1997, the Company acquired
     50,000 shares of its common stock from AKS for $5.00 per share pursuant to the put provisions contained in a Purchase
     & Sale Agreement dated December 27, 1995.

     On January 15, 1999, the Board of Directors declared dividends payable in common stock on January 22, 1999, to holders of the Series 1993 Preferred Stock totaling 9,220 shares.

     The Company has registered on a Form S-8 registration statement, as amended, 650,000 shares of common stock to be issued pursuant to its 1994 Employee Stock Compensation Plan
     (ESC).  The ESC provides for stock compensation through the


                         F-28                (Continued)

     award of the Company's common stock to persons whose experience, ability and services are considered valuable.
     At December 31, 1998, 321,000 shares have been issued under the ESC at prices ranging from $1.94 to $8.00 per share.

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

     The Company applies APB Opinion 25 in accounting for the CSO and non-plan options. Accordingly, no compensation cost has been recognized for the CSO and non-plan options granted in 1998, 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB 123, net income and earnings per share would have been reduced as follows:

                                      1998      1997      1996
                                      ----      ----      ----

INCOME (LOSS) BEFORE INCOME
  TAX EXPENSE (BENEFIT)
  ---------------------
  As reported                      $(46,224)  $(1,847)   $ 912
                                    ========  =======    =====
  Proforma                         $(46,224)  $(1,994)   $ 464
                                    ========  =======    =====
BASIC EARNINGS PER SHARE
------------------------
  As reported                      $  (4.61)  $ (0.21)   $0.14
                                    ========  =======    =====
  Proforma                         $  (4.61)  $ (0.23)   $0.06
                                    ========  =======    =====
DILUTED EARNINGS PER SHARE
--------------------------
  As reported                      $  (4.61)  $ (0.21)   $0.13
                                    ========  =======    =====
  Proforma                         $  (4.61)  $ (0.23)   $0.06
                                    ========  =======    =====


     The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      1998      1997      1996
                                      ----      ----      ----

Dividend Yield                        N/A        --        --
Risk-free interest rate               N/A      5.00%     5.73%
Expected life                         N/A      5 YRS.    4 YRS.
Expected volatility                   N/A      69.47%    69.47%


     A summary of the status of CSO and non-plan options granted to employees, consultants, officers and directors for the purchase of the Company's common stock follows:




                         F-29                (Continued)


                                  CSO               NON-PLAN
                                  ---               --------
                                      WEIGHTED             WEIGHTED
                           NUMBER     AVERAGE   NUMBER     AVERAGE
                             OF       EXERCISE    OF       EXERCISE
                           SHARES      PRICE    SHARES      PRICE
                           ------      -----    ------      -----

Balance,
 December 31, 1997        1,976,410    $5.12   1,143,987    $3.83

Granted                           -     -              -     -
Exercised                         -     -              -     -
Terminated                (237,500)    (3.37)  (190,000)
(3.79)
                           --------      ----   --------     ----

Balance,
 December 31, 1998        1,738,910    $5.36     953,987    $3.83
                          =========      ====    =======     ====

Weighted average fair
 value of options granted
 during 1998                N/A
                            ====


     At December 31, 1998, 1,738,910 CSO options and 783,987 non-plan options were fully vested. The remaining 170,000 non-plan options will vest over the next one to two years.


                                  CSO               NON-PLAN
                                  ---               --------
                                      WEIGHTED             WEIGHTED
                           NUMBER     AVERAGE   NUMBER     AVERAGE
                             OF       EXERCISE    OF       EXERCISE
                           SHARES      PRICE    SHARES      PRICE
                           ------      -----    ------      -----

Balance,
 December 31, 1996        1,943,910    $5.16   1,426,320    $4.14

Granted                      37,500     3.00     300,000     3.00
Exercised                         -     -              -     -
Terminated                   (5,000)    (6.00)  (582,333)
(4.16)
                           --------     ----    --------     ----

Balance,
 December 31, 1997        1,976,410    $5.12   1,143,987    $3.83
                          =========     ====   =========     ====

Weighted average fair
 value of options granted
 during 1997                N/A
                            ====

     At December 31, 1997, 1,918,577 CSO options and 843,987 non-plan options were fully vested. The remaining 57,833 CSO options and 300,000 non-plan options will vest over the next one to three years.


                    F-30                     (Continued)

                                  CSO               NON-PLAN
                                  ---               --------
                                      WEIGHTED             WEIGHTED
                           NUMBER     AVERAGE   NUMBER     AVERAGE
                             OF       EXERCISE    OF       EXERCISE
                           SHARES      PRICE    SHARES      PRICE
                           ------      -----    ------      -----

Balance,
 December 31, 1995        1,484,410    $5.42   1,226,320    $3.78

Granted                     498,500     4.50     600,000     4.35
Exercised                         -     -              -     -
Terminated                 (39,000)    (6.45)  (400,000)
(3.38)
                           --------      ----   --------     ----

Balance,
 December 31, 1996        1,943,910    $5.16   1,426,320    $4.14
                          =========      ====  =========     ====

Weighted average fair
 value of options granted
 during 1996               $1.66
                           =====


     The following is a summary of the status of CSO and non-plan options outstanding at December 31, 1998:

                  OUTSTANDING OPTIONS        EXERCISABLE OPTIONS
                  -------------------        --------------------
                       WEIGHTED   WEIGHTED               WEIGHTED
 EXERCISE              AVERAGE    AVERAGE                AVERAGE
  PRICE               REMAINING   EXERCISE               EXERCISE
  RANGE         NUMBER   LIFE      PRICE       NUMBER     PRICE
  -----         ------   ----      -----       ------     -----

$3.00 - $3.50   537,986   4.3      $3.24       367,986    $3.34
$4.00 - $4.50 1,242,487   2.5       4.24     1,242,487     4.24
$6.00 - $8.00   912,424   5.6       6.54       912,424     6.54


     The following is a summary of the status of CSO and non-plan options outstanding at December 31, 1997:

                  OUTSTANDING OPTIONS        EXERCISABLE OPTIONS
                  -------------------        --------------------
                       WEIGHTED   WEIGHTED               WEIGHTED
 EXERCISE              AVERAGE    AVERAGE                AVERAGE
  PRICE               REMAINING   EXERCISE               EXERCISE
  RANGE         NUMBER   LIFE      PRICE       NUMBER     PRICE
  -----         ------   ----      -----       ------     -----

$3.00 - $3.60   815,486   4.5      $3.20       515,486    $3.32
$4.00 - $4.80 1,392,487   3.8       4.25     1,334,654     4.44
$6.00 - $8.00   912,424   6.6       6.54       912,424     6.54

     At December 31, 1998, the Company has reserved 2,180,686 shares of common stock which are issuable upon the exercise of the following warrants:

          In connection with a common stock private placement closed in 1995, the Company has issued 41.17 Class A Warrants and 41.17 Class B Warrants. Each Class A and Class B Warrant is convertible to 5,000 shares of common stock. The Class A Warrants have exercise prices of $3.50 and $5.00 per share, respectively. The Warrants are exercisable for thirty-six months,

                         F-31                     (Continued)

          commencing October 8, 1997. The Company has a call right on the Class A and Class B Warrants at a share price of $5.50 and $7.00, respectively.

          The Company has outstanding 200,000 common stock warrants issued in connection with various consulting agreements. Each Warrant is convertible into one share of common stock at an exercise price of $2.75 per share. The warrants expire in May 2000.

          In connection with a common stock private placement closed in 1996, the Company issued 100 1996 Class A Warrants. Each 1996 Class A Warrant is convertible to 1,650 shares of common stock. The 1996 Class A Warrants are exercisable through October 8, 1999, and have an exercise price of $4.00 per share.

          In conjunction with the purchase of properties from TECO, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998.
          This percentage will increase by an additional 5% if the TECO Note is not paid in full by January 1, 1999, and by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. As of December 31, 1998, TECO had been vested with 600,000 First Warrants and 1,380,504 Secondary Warrants, all of which are exercisable through July 1, 1999.

     The weighted average price of the 2,180,686 shares of common stock reserved upon exercise of all outstanding warrants is $2.09.

(15) RELATED PARTY TRANSACTIONS

     Significant related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs (see
     Notes 4, 5, 8, 14, 16, and 19).

     In 1998, 1997 and 1996, the Company, pursuant to the terms of an employment and stock option agreement, has paid or accrued compensation to the Company's Chairman of $25,500, $40,000 and $60,000, respectively. The Chairman has been assisting Management in various financing transactions.

     In 1998, 1997 and 1996, the Company paid $189,260,
     $279,421and $276,500, respectively, to purchase gas from a company owned 20% by a director of the Company and which participated as a joint venture partner in drilling various wells in the Appalachian area.

     The Company paid or accrued interest of approximately $21,500 during 1996 related to advances and notes payable from Southern Gas Holding Co., Inc. (SGH), a company primarily owned by a director of the Company. At December 31, 1998 and 1997, the Company has made advances to SGH totaling $464,106 and $230,784, respectively, which the principal of SGH intends to secure with assets of . However,

                         F-32                (Continued)

     due to a significant decrease in the value of the collateral, ARO has fully reserved the receivable from SGH as of December 31, 1998.

     On September 15, 1997, the Company entered into a Letter of Intent with Prima, a limited liability company in which an officer/director owns a 20% interest, providing for the acquisition of an interest in certain producing and non-producing oil and gas properties (the Properties) located in Mississippi. The purchase price for the Properties was $2,800,000 payable $1,300,000 on or before closing which occurred October 10, 1997, and the balance of $1,500,000 in an interest bearing note with recourse only to the Properties, with interest thereon at 1 1/2% over Prime, payable interest only until March 1998 and amortizing thereafter over a two year period. The Company already owned up to 3.5% interest in the Properties; and after reviewing an independent geologist's report on the Properties, the Letter of Intent was approved by a majority of the disinterested directors of the Company at a special meeting of the Board of Directors held on September 15, 1997. As of December 31, 1998 and 1997, the balance due Prima under the note was approximately $987,160 and $1.5 million, respectively.

(16) LEASES

     Future minimum rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

          YEARS ENDING
          DECEMBER 31,
          ------------

             1999                    $106,970
             2000                      98,874
             2001                      15,304
                                      -------

                                     $219,148
                                      =======


     The Company rents equipment and office space under various operating leases. Rental expense for the years ended December 31, 1998, 1997 and 1996, was approximately
     $145,000, $52,000 and $61,200, respectively. Included in 1998, 1997 and 1996 is $37,800 paid to an officer/director of the Company related to office space rental. The lease agreement was effective through February 28, 1998 at a monthly rate of $3,100 and is currently operating on a month-to-month basis.

(17) DEFINED CONTRIBUTION PLAN

     The Company maintains a Defined Contribution Plan (the Plan) for all full-time employees of the Subsidiaries. Employees are entitled to make contributions based on their percentage of compensation.

     The Company provides a matching contribution up to 5% of each employee's compensation. For the years ended December 31, 1998, 1997 and 1996, approximately $69,000, $44,250 and
     $32,500, respectively, were recognized as a general and administrative expense for contributions to the Plan.


                    F-33                     (Continued)


(18) SIGNIFICANT CUSTOMER CONCENTRATION

     The Company's primary market areas are the Appalachian Region of Kentucky and the Gulf Coast Region. For the years ended December 31, 1998, 1997 and 1996, most of the Company's gas sales are on credit to major industrial or local distributing companies. Trade receivables are not generally collateralized; however, the Company's customers' historical and future credit positions are thoroughly analyzed prior to extending credit. In certain instances, the Company will require a letter of credit.

     Appalachian Region:
     ------------------

     Approximately 86%, 27% and 31% of the Company's gas sales in 1998, 1997 and 1996, respectively, are subject to fixed pricing contracts, while the remainder are based on spot prices. The Company presently uses its marketing operations to provide gas supplies to customers solely to meet delivery requirements when internal production will not suffice. The Company provides gas supplies to industrial end users and local distributing companies primarily for commercial use.

     Marketing Revenues from major customers are summarized below:

                                  (DOLLARS IN THOUSANDS)
                             1998          1997        1996
                             ----          ----        ----
                          $       %     $      %      $      %
                          -       -     -      -      -      -

Company A                    -     -  9,506     53  15,650   69
Company B                3,481    45  3,119     18   2,543   11
Company C                1,151    15      -      -       -    -



     Gulf Coast Region:
     -----------------

     The Company sells all of its current Gulf Coast gas production through H&N Gas, Ltd. The Company sells more than 10% of its Gulf Coast oil production to Citgo Petroleum
     Corporation, Texon Corporation, Conoco and through contracts administered by I.P. Petroleum Company.

(19) COMMITMENTS AND CONTINGENCIES

     In December 1995, the Company entered into a severance agreement with its former President and Chief Executive Officer who resigned effective December 31, 1995. Under the agreement, the executive was paid $85,000 and received the sum of $10,000 per month through March 31, 1998. In return, the executive surrendered 515,590 CSO common stock options under a Severance Plan which had exercise prices between $6.00 and $8.00 per share and expired between March 18, 2003, and February 1, 2005. In return, the executive received 643,987 common stock options at an exercise price of $4.00 per share and which expire on November 29, 2000.
     He also retains 46,203 CSO common stock options immediately exercisable, previously issued to him, at $3.50 per share which expire on October 11, 2002. The Company also agreed to provide for payment of an office lease through October 1996, and assigned a 1% gross overriding royalty interest in certain oil and gas properties.

     During 1997, the Kentucky Revenue Cabinet assessed Southern
     Gas for outstanding sales tax of approximately $1.5 million, plus penalties and interest, allegedly owed to

                         F-34                (Continued)

     the Commonwealth of Kentucky by Southern Gas Company ("SGC"), a dissolved company, prior to Southern Gas' acquisition of the assets of SGC. During the first quarter of 1999, the Company received notification from the Kentucky Revenue Cabinet that the Cabinet had accepted the Company's Offer in Settlement in the amount of $47,499 for any and all outstanding sales and tangible property taxes.

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

(20) GOING CONCERN ASSUMPTION

     As of December 31, 1998, the Company had current liabilities in excess of current assets of approximately $6.3 million (excluding current portion of long-term debt), was not in compliance with its primary credit facility and bridge loans with DNB in the approximate amounts of $48 million and $15.6 million, respectively, and was in default under its $18.5 million loan with TECO. As more particularly described in
     Item 1, "Description of Business--Overview," of this Report on Form 10-K, this situation is primarily the result of: i) the lack of available outside funding to complete the scheduled refinancing of interim loans and capital expenditures associated with the acquisition and development of properties from TECO; ii) the decline of production in oil and gas prices; iii) the more than 60% decline in the Company's two largest producing fields; and iv) the approximately $16 million in trade payables incurred as a result of the capital requirements for the development of additional wells, a substantial portion of which were settled subsequent to year-end 1998 for less than face value and reflected in the December 31, 1998 financial statements. It is important to note that DNB has not yet demanded payment nor has it agreed to extend the term of the bridge loans; and TECO is a party to an agreement between the Company and DNB which substantially limits TECO's remedies against the Company unless the Bank is paid in full or declares a default and takes affirmative action against the Company (see Note 5 for further discussion).

     The Company has taken the following measures in an attempt to remedy the above deficiencies:

     On October 29, 1998, the Company's wholly-owned subsidiary,
     American Resources Offshore, Inc., was merged into the Company for the purpose of reducing administrative expenses.

     During the fourth quarter of 1998, the Board of Directors authorized and the Company entered into discussions with third parties for the sale of its Appalachian properties.
     In the event the Company sells these properties, the proceeds will be used to reduce its outstanding indebtedness to DNB, which would also result in a substantial reduction of interest expenses. Further, the sale of these properties would result in an additional reduction of the Company's administrative expenses.

     During the first quarter of 1999, the Company settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of

                              F-35                (Continued)


     additional wells by surrendering its interest in its Grand
     Isle Block 55 wells to the operator of the wells.

     ARO's Management continues to explore all possible alternatives for the restructuring of the company, including the refinancing of debt and possible business combinations with third parties.

     The financial statements do not include any adjustments at December 31, 1998, to reflect the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the Company's uncertain immediate future.







                              F-35           (Continued)


               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      ----------------------------------------------------



The following supplemental information regarding oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and Statement of Financial Accounting Standards No. 69 (SFAS No. 69), "Disclosures About Oil and Gas Producing Activities."

                                           1998        1997         1996
                                           ----        ----         ----
                                              (DOLLARS IN THOUSANDS)

CAPITALIZED COSTS RELATING TO OIL AND
 GAS PRODUCING ACTIVITIES:
 Proved undeveloped oil and gas
  Properties                             $ 8,590     $ 4,193      $ 4,193
 Proved oil and gas properties            51,112      45,096       38,257
 Unproved oil and gas properties          38,459       7,884        5,686
 Support equipment and facilities         10,547       8,190        8,062
                                         -------     -------      -------
                                         108,708      65,363       56,198

Less accumulated depreciation,
 depletion, amortization, and
  impairment                             (67,453)    (16,737)      (5,704)
                                         -------     -------      -------

    Net capitalized costs                $41,255     $48,626      $50,494
                                         =======     =======      =======

COSTS INCURRED IN OIL AND GAS PRODUCING
 PROPERTY ACQUISITION, EXPLORATION AND
 DEVELOPMENT ACTIVITIES:
 Property acquisition costs:
   Proved                                $19,119     $ 3,715      $18,440
   Unproved                               43,005       3,794        2,925
 Exploration costs                             -         929            -
 Development costs                         9,834       1,357        3,315
                                         -------     -------      -------
                                         $71,958     $ 9,795      $24,680
                                         =======     =======      =======

RESULTS OF OPERATIONS FOR OIL AND GAS
 ACTIVITIES:
 Oil and gas sales                       $26,724     $19,457      $ 8,540
 Gain (loss) on sale of oil and gas
   properties                                  -           -         (152)
 Exploration costs                        (5,056)       (785)           -
 Production costs                         (4,967)     (2,584)      (1,402)
 Depreciation, depletion and
   amortization                          (13,403)     (7,676)      (2,432)
 Impairment of oil and gas properties    (34,735)     (3,596)           -
                                         -------     -------      -------

  Results of operations for oil and
  gas producing activities (excluding
  corporate overhead)                  $(31,473)    $ 4,816      $ 4,554
                                        =======     =======      =======



                                   F-37

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                        ---------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      ----------------------------------------------------


Reserve Quantity Information for the Year Ended December 31,
1998, 1997 and 1996:

The following estimates of proved developed and proved undeveloped reserve quantities, and related standardized measure of discounted net cash flow, are estimates only and have been provided by Richard M. Russell & Associates, Inc. (Kentucky/Appalachian Region properties); Netherland, Sewell & Associates, Inc. (Gulf Coast Region properties of South Timbalier 148 and Ship Shoal 150); Ryder Scott Company (all Gulf Coast Region properties except South Timbalier 148 and Ship Shoal 150); and McConnell Consulting, Inc. (Michigan properties), independent engineering consulting firms. The amounts do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States, and primarily in the State of Kentucky and the Gulf Coast Region.

The success of future development efforts and the amount, timing and costs thereof may significantly increase or decrease the Company's total unproved and proved developed reserve volumes, the "Standardized Measure of Discounted Future Net Flows," and the components and changes therein.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids), and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. Gas volumes are expressed in millions of cubic feet and oil reserves in thousands of barrels.

                            1998           1997           1996
                            ----           ----           ----
                        OIL     GAS    OIL     GAS    OIL     GAS
                        ---     ---    ---     ---    ---     ---
Proved developed and
 undeveloped reserves:
  Beginning of year   1,385   35,917 1,202   35,692   756   24,741
  Revisions of previous
   estimated          (407)  (6,787)   137  (4,378)  (45)  (2,346)
  Purchases of minerals
   in place             269   25,911   268    3,714   691   18,373
  Extensions and
   discoveries           50    5,506   204    5,468     -        -
  Production          (374)  (9,428) (426)  (4,579) (200)  (1,830)
  Sales and transfers of
   minerals in place   (38)  (1,888)     -        -     -  (3,246)
                      -----   ------ -----   ------ -----   ------

Total proved developed &
 undeveloped reserves    885   49,231 1,385   35,917 1,202   35,692
                       =====   ====== =====   ====== =====   ======

Proved developed reserves:

 Beginning of year    1,092   30,175   909   29,033   756   19,702

 End of year            665   38,702 1,092   30,175   909   29,033
                      =====   ====== =====   ====== =====   ======

                              F-38

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      ----------------------------------------------------



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AS OF
DECEMBER 31, 1998, 1997 AND 1996:


The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

The average crude oil price at year-end 1998 and 1997 used for this calculation was $9.53 and $16.47, respectively, per barrel. The average natural gas price used was $2.13 and $2.83, respectively, for Gulf Coast, $2.46 and $2.45, respectively, for Kentucky Region and $0 and $2.41, respectively, for Michigan. In general, oil and natural gas prices declined in early 1997 and continued to decline in 1998.

At December 31, 1998, 1997 and 1996, the Company's future discounted net cash flow from proved reserves was located as follows:

                                      GULF
                          KENTUCKY   COAST    MICHIGAN   TOTAL
                          --------   -----    --------   -----
                                 (DOLLARS IN THOUSAND)
1998                      $13,389   $38,033         -   $51,422
1997                      $18,636   $29,092    $   45   $47,773
1996                      $16,972   $41,679    $1,299   $59,950
                          =======   =======    ======   =======



At December 31, 1998, 1997 and 1996, the South Timbalier 148 Field accounted for approximately 14%, 38% and 0%, respectively, of the Company's future net cash flows from proved reserves in the Gulf Coast Region. Other fields with a significant percentage of proved reserved at December 31, 1998, were West Cameron 172 and South Timbalier 211, with 21.4% and 20%, respectively, of proved reserves. Both West Cameron 172 and South Timbalier 211 were a part of the TECO acquisition in 1998. At December 31, 1998, 1997 and 1996, the Gausdale Field accounted for approximately 61%, 67% and 58% of the Company's future net cash flows from proved reserves in the Kentucky Region.


                              F-39           (Continued)

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      ----------------------------------------------------

                                      1998      1997      1996
                                      ----      ----      ----
Standard measure of discounted
 future net cash flows at
 December 31:
  Future cash inflows              $110,468  $113,391   $124,117
  Future production costs          (20,206)  (20,925)   (16,015)
  Future development costs         (10,703)   (6,982)    (8,893)
  Future taxes                      (1,679)   (2,759)    (2,501)
                                    -------   -------    -------
                                     77,880    82,725     96,708

Future net cash flows, 10% annual
 discount for estimated timing of
 cash flows                        (26,458)  (34,952)   (36,758)
                                    -------   -------    -------

  Standardized measure of
  discounted future net cash
  flows relating to proved
  gas reserves                    $ 51,422  $ 47,773   $ 59,950
                                   =======   =======    =======


The following reconciles the change in the standardized measure of discounted future net cash flows during the years 1998, 1997 and 1996:

                                      1998      1997      1996
                                      ----      ----      ----

Beginning of year                   $47,773   $59,950    $29,448
Sales of gas produced, net of
 production costs                  (21,833)  (16,874)    (7,138)
Net changes in prices and
 production costs                   (8,315)   (8,580)      4,933
Extensions and discoveries            4,436     9,476          -
Revisions of previous quantity
 estimates                          (7,422)   (4,970)    (2,660)
Change from purchases of
 minerals in place                   35,666     3,947     36,341
Change from sale and transfers
 of minerals in place               (2,812)         -    (2,362)
Changes in future development       (1,295)         -          -
Changes in future taxes                 937     (117)         42
Accretion of discount                 4,777     3,811      2,656
Changes in timing and other           (490)     1,130    (1,310)
                                    -------   -------    -------
   End of year                      $51,422   $47,773    $59,950
                                    =======   =======    =======


The change from purchases of minerals in place reflects the Company's acquisition of properties from TECO in 1998 and the South Timbalier 148 lease block located offshore Louisiana and various fields located in Kentucky from AKS in 1996.


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By: /s/ Rick G. Avare
                            ----------------------------------
                              Rick G. Avare
                              President, CEO and Director
Date:   April 14, 1999
       ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature              Title                    Date

/s/ Douglas L. Hawthorne  Chairman of the Board
------------------------  and Director             April 14, 1999
Douglas L. Hawthorne


/s/ Rick G. Avare         President, Chief Executive
------------------------  Officer, and Director
Rick G. Avare             (Principal Executive
                          Officer)                 April 14, 1999


/s/ Leonard K. Nave       Director and President,
------------------------  Southern Gas Company
Leonard K. Nave           of Delaware, Inc.        April 14, 1999


/s/ Ralph A. Currie       Chief Financial Officer  April 14, 1999
------------------------


------------------------  Director
David Fox, Jr.


/s/ Len Aldridge
------------------------  Director                 April 14, 1999
Len Aldridge


------------------------  Director
Robert L. McIntyre


------------------------  Director
Joseph P. Shields

                         EXHIBIT INDEX

              AMERICAN RESOURCES OF DELAWARE, INC.


EXHIBIT                                                     PAGE
NUMBER                   DESCRIPTION                          NO.

3.9       By-Laws of the Company, as amended (incorporated by      *
          reference to Exhibit 3.2 to the Registrant's
          Form 10-SB).

3.10      Restated Certificate of Incorporation filed with the  *
          Delaware Secretary of State (incorporated by reference to Exhibit 3.10 to the Company's
          Form 8-K filed December
          12, 1996).

3.11      Copy of the Certificate eliminating the Series B      *
          Preferred Stock (incorporated by reference to Exhibit 3.11 to the Company's Form 8-K filed on
          April 24, 1997).

3.12      Certificate of Amendment of Restated Certificate      *
          of Incorporation filed with the Delaware Secretary of State on July 11, 1997 (incorporated by reference to Exhibit 3.12 to the Company's
          Form 8-K filed on July 25, 1997).

4.1       Specimen Common Stock Certificate (incorporated by    *
          reference to Exhibit 4.1 to the Registrant's
          Form 10-SB).

4.2       Specimen Preferred Stock Certificate (incorporated    *
          by reference to Exhibit 4.2 to the Registrant's
          Form 10-SB).

4.3       Specimen Warrant Certificate and Agreement            *
          (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-SB).

4.5       Warrant Agreement dated as of October 6, 1994         *
          between American Resources of Delaware, Inc.
          and GFL Ultra Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant's
          September, 1994, Form 10-QSB).

4.6       Warrant Agreement dated as of November 10, 1994       *
          between American Resources of Delaware, Inc.
          and GFL Ultra Fund, Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant's
          Form 10-KSB for the fiscal year ended
          December 31, 1994 [the "1994 Form 10-KSB"]).

4.9       Specimen copy of the Convertible Debenture Purchase   *
          Agreement, with exhibits. (incorporated by reference to Exhibit 4.9 to the Company's
          Form 8-K filed December 12, 1996).

4.10      Specimen copy of a Stock Option Agreement between     *
          American Resources of Delaware, Inc., and Corporate
          Relations Group, Inc. (incorporated by reference to
          Exhibit 4.10 to the Company's Form 8-K filed
          December 12, 1996).

4.11      Copy of a Stock Option Agreement between American     *
          Resources of Delaware, Inc., and World Capital
          Funding, Inc. (incorporated by reference to Exhibit 4.11 to the Company's Form 8-K filed
          December 12, 1996).

10.1      Asset Purchase Agreement between American Resources   *
          of Delaware, Inc. and Southern Gas Company, Inc.
          dated October 6, 1993 (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed
          October 19, 1993).

10.2      Amendment to Asset Purchase Agreement by and between  *
          American Resources of Delaware, Inc. and Southern
          Gas Company, Inc. dated February 28, 1994
          (incorporated by reference to Exhibit 2.8 to the Registrant's Form 10-KSB for the fiscal year ended
          December 31, 1993 [the "1993 Form 10-KSB"]).

10.3      Purchase Agreement between Southern Gas Holding       *
          Company, Inc. and American Resources of
          Delaware, Inc. dated February 24, 1994
          (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed March 14, 1994).

10.13     Agreement among Southern Gas Holding Company, Inc.,   *
          Gems Resources, Inc., and American Resources of
          Delaware, Inc., dated February 21, 1994
          (incorporated by reference to Exhibit 4.11 to the Registrant's 1993 Form 10-KSB).

10.14     Employment and Stock Option Agreement of Andrew J.    *
          Kacic dated March 19, 1993 (incorporated by reference to Exhibit 10.1 the Registrant's Form 10-SB).

10.15     Registration Rights Agreement dated March 19, 1993    *
          between the Registrant and Andrew J. Kacic incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-SB).

10.16     Employment and Stock Option Agreement dated           *
          March 19, 1993 between the  Registrant and
          Charles A. Smith, III dated March 19, 1993
          (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-SB).

10.17     Registration Rights Agreement between the Company     *
          and Charles A.Smith, III dated March 19, 1993
          (incorporated by reference to Exhibit
          10.4 to the Registrant's Form 10-SB).

10.18     Employment and Stock Option Agreement dated           *
          March 19, 1993 between the Registrant and Douglas
          L. Hawthorne (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-SB).

10.19     Registration Rights Agreement dated March 19, 1993    *
          between the Registrant and Douglas L. Hawthorne
          (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-SB).

10.20     Agreement between the Company and Oilfield            *
          Investments Ltd. dated March 8, 1994 (incorporated by reference to Exhibit 10.28 to the Registrant's
          1993 Form 10-KSB).

10.21     Office Lease dated June 1, 1986 between Nave          *
          Properties and Southern Gas (assigned to SGCD)
          (incorporated by reference to Exhibit 10.36 to the Registrant's 1993 Form 10-KSB).

10.22     Incentive Stock Option Plan (incorporated by          *
          reference to Exhibit 10.0 to the Registrant's
          September, 1994, Form 10-QSB).

10.23     Letter Agreement dated October 17, 1994 between       *
          the Registrant and Settle Oil and Gas Company
          (incorporated by reference to Exhibit 10.1 to the Registrant's September, 1994, Form 10-QSB).

10.24     Letter Agreement dated December 30, 1994, between     *
          the Registrant and Settle Oil and Gas Company
          (incorporated by reference to Exhibit 10.24 to the Registrant's 1994 Form 10-KSB).

10.25     Letter Agreement dated January 12, 1995, between      *
          the Registrant and Settle Oil and Gas Company
          (incorporated by reference to Exhibit 10.25 to the Registrant's 1994 Form 10-KSB).

10.26     Letter Agreement dated February 20, 1995, between     *
          the Registrant and Settle Oil and Gas Company
          (incorporated by reference to Exhibit 10.26 to the Registrant's 1994 Form 10-KSB).

10.27     Agreement and Assignment dated September 30, 1994,    *
          between Petroleum Exploration and Transmission, Inc.
          and Southern Gas Company of Delaware, Inc.
          incorporated by reference to Exhibit
          10.27 to the Registrant's 1994 Form 10-KSB).

10.28     Mortgage and Security Agreement dated September 30,   *
          1994, between Southern Gas Company of Delaware,
          Inc. and Melinda C. Provo (incorporated by reference to Exhibit 10.28 to the Registrant's
           1994 Form 10-KSB).

10.29     Promissory Note dated September 30, 1994 from         *
          Southern Gas Company of Delaware, Inc. to
          Melinda C. Provo (incorporated by reference to Exhibit 10.29 to the Registrant's 1994
          Form 10-KSB).

10.30     Form of Put Agreement dated March 15, 1995,           *
          between American Resources of Delaware, Inc.
          and Prima Capital, L.L.C. (incorporated
          by reference to Exhibit 10.30 to the
          Registrant's 1994 Form 10-KSB).

10.31     Form of Limited Liability Company Agreement of        *
          Crescent Turnkey & Engineering, L.L.C. dated
          December 30, 1994 (incorporated by
          reference to Exhibit 10.31 to the Registrant's
          1994 Form 10-KSB).

10.32     Domestic Turnkey Drilling Contract -- Offshore        *
          dated December 30, 1994, between American
          Resources of Delaware, Inc. and Crescent
          Turnkey Engineering, L.L.C. (incorporated by reference to Exhibit 10.32 to the Registrant's 1994 Form 10-KSB).

10.33     Purchase and Sale Agreement dated effective           *
          October 31, 1994, between American Resources of Delaware, Inc. and Settle Oil and Gas Company
          (incorporated by reference to Exhibit 10.33 to the Registrant's 1994 Form 10-KSB).

10.34     Subscription Agreement for 22% Secured Convertible    *
          Note of Settle Oil and Gas Company dated
          November 28, 1994, and executed by American
          Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant's
          1994 Form 10-KSB).

10.35 22% Secured Convertible Note dated November 28, 1994, * in the amount of $5,000,000 from Settle Oil and Gas Company to American Resources of Delaware,
          Inc. (incorporated by reference to Exhibit 10.35 to the Registrant's 1994 Form 10-KSB).

10.36     Assignment of Convertible Promissory Note dated       *
          December 30, 1994, from  American Resources of
          Delaware, Inc. to Southern Gas Company of
          Delaware, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant's 1994 Form 10-KSB).

10.37     Assignment of Convertible Promissory Note dated   *
          December 30, 1994, from Southern Gas Company of
          Delaware, Inc. to Century Offshore Management
          Corporation, Settle Oil and Gas Company, and Southern Gas Company of Delaware, Inc.
          (incorporated by reference to Exhibit 10.37 to the Registrant's 1994 Form 10-KSB).

10.38     Mortgage and Security Agreement dated November 15,    *
          1994, among Settle Oil and Gas Company, Century
          Offshore Management Corporation and  American
          Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant's
          1994 Form 10-KSB).

10.39     Put Agreement dated as of March 15, 1995, between the *
          American Resources of Delaware, Inc., Southern
          Gas Company of Delaware, Inc. and Prima Capital,
          LLC (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended March 31, 1995 [the "March, 1995,
          Form 10-QSB"]).

10.40     $500,000 Promissory Note from Southern Gas Company    *
          of Delaware, Inc. In favor of Rick G. Avare,
          Douglas L. Hawthorne Retirement Plan-001, Dtd.
          February 22, 1995, and Douglas L. Hawthorne
          (incorporated by reference to Exhibit 10.1 to the Registrant's March, 1995, Form 10-QSB).

10.41     Agreement dated January 31, 1995, between Southern    *
          Gas Company of Delaware, Inc., Rick G. Avare,
          Douglas L. Hawthorne Retirement Plan-001, Dtd.
          February 22, 1995, and Douglas L. Hawthorne
          (incorporated by reference to Exhibit 10.2 to the Registrant's March, 1995, Form 10-QSB).

10.42 Amendment to Put Agreement dated as of July 1, 1995, * between American Resources of Delaware, Inc.,
          Southern Gas Company of Delaware, Inc. and
          Prima Capital, LLC (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended June 30, 1995
          [the "June, 1995, Form 10-QSB"]).

10.43     $900,000 Promissory Note from Settle (incorporated    *
          by reference to Exhibit 10.1 to the Registrant's
          June, 1995, Form 10-QSB).

10.44     Participation agreement dated as of July 25, 1995,    *
          between American Resources of Delaware, Inc. and its Board of Directors (incorporated by reference to Exhibit 10.2 to the Registrant's June, 1995,
          Form 10-QSB).
                                v

10.45     Stock Option Agreement dated May 5, 1995, between *
          American Resources of Delaware, Inc. and GFL
          Ultra Fund Limited (incorporated by reference to
          Exhibit 10.3 to the Registrant's June, 1995,
          Form 10-QSB).

10.46     First Amendment to Stock Option Agreement dated       *
          June 19, 1995, between American Resources of
          Delaware, Inc. And GFL Ultra Fund Limited
          (incorporated by reference to Exhibit 10.4 to the Registrant's June, 1995, Form 10-QSB).

10.47     Second Amendment to Stock Option Agreement dated      *
          July 13, 1995,  between American Resources of
          Delaware, Inc. and GFL Ultra Fund Limited
          (incorporated by reference to Exhibit 10.5 to the Registrant's June, 1995, Form 10-QSB).

10.48     Promissory Note of September 28, 1995, to Den norske  *
          Bank, A.S. (incorporated by reference to Exhibit 10.0 to the Registrant's Form 10-QSB for the quarterly period ended September 30, 1995
          [the "September, 1995, Form 10-QSB]).

10.49     Amendment to Settle Note (incorporated by reference   *
          to Exhibit 10.1 to the Registrant's September,
          1995, Form 10-QSB).

10.50     Asset Purchase Agreement of December 27, 1995, by     *
          and between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., Arakis Energy Corporation and AKS Energy Corporation (incorporated by reference to Exhibit A to the Registrant's
          Form 8-K filed on March 12, 1996).

10.51     Joint Development Agreement of February 26, 1996,     *
          between Southern Gas Co. of Delaware, Inc. and AKS
          Energy Corporation (incorporated by reference to Exhibit B to the Registrant's Form 8-K filed on
          March 12, 1996).

10.52     Joint Operating Agreement of December 1, 1994,        *
          between Century Offshore Management Corporation,
          Settle Oil and Gas Company and Southern Gas Co. of
          Delaware, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995
          [the "1995 Form 10-KSB"]).

10.53     Stock Purchase Agreement of January 2, 1996, as       *
          amended, between American Resources of Delaware, Inc. and GFL Ultra Fund, Ltd. (incorporated by reference to Exhibit 10.53 to the Registrant's
          1995 Form 10-KSB).

                               vi


10.54     Purchase Agreement of December 29, 1995, between      *
          Southern Gas Holding Company and Southern Gas
          Co. of Delaware, Inc.  (incorporated by
          reference to Exhibit 10.54 to the Registrant's
          1995 Form 10-KSB).

10.55     Severance Agreement of November 30, 1995, between     *
          American Resources of Delaware, Inc. and
          Andrew J. Kacic. (incorporated by reference to
          Exhibit 10.55 to the Registrant's 1995
          Form 10-KSB).

10.56 Second Amendment to Put Agreement of October 4, 1995, * between American Resources of Delaware, Inc.,
          Prima Capital, LLC, and Southern Gas Co. of
          Delaware, Inc. (incorporated by reference to Exhibit 10.56 to the Registrant's 1995
          Form 10-KSB).

10.57     Specimen Change of Control Agreement (incorporated    *
          by reference to Exhibit 10.57 to the Registrant's
          Form 8-K filed December 12, 1996).

10.58     Employment Agreement with Rick G. Avare               *
          (incorporated by reference to Exhibit 10.58 to the Registrant's Form 8-K filed December 12, 1996).

10.59     Specimen copy of the Indemnity Agreement with         *
          Officers and Directors (incorporated by
          reference to Exhibit 10.59 to the Registrant's
          Form 8-K filed December 12, 1996).

10.60     Lead Generation Agreement with Corporate Relations    *
          Group, Inc. (incorporated by reference to Exhibit 10.60 to the Registrant's
          Form 8-K filed December 12, 1996).

10.63     Participation Agreement of April 12, 1996, between    *
          American Resources of Delaware, Inc. and
          Douglas L. Hawthorne (incorporated by
          reference to Exhibit 10.3 to the Registrant's
          Report on Form 10-QSB for the quarterly
          period ended March 31, 1996).

10.64     Production Payment Conveyance of May 22, 1996, by     *
          and between Southern Gas Co. of Delaware, Inc., and Austin Energy Funding Partners (incorporated by reference to Exhibit 10.4 to the Registrant's
          Report on Form 10-QSB for the quarterly period ending June 30, 1996).

10.65     Asset Purchase Agreement by and between American      *
          Resources of Delaware, Inc., Southern Gas Co. of
          Delaware, Inc., and Century Offshore Management
          Corporation dated July 3, 1996, for the
          acquisition of the South Timbalier 148
          properties (incorporated by reference to
          Exhibit A to the Registrant's Form 8-K
          filed on July 18, 1996).


                               vii


10.66     Asset Purchase Agreement by and between American      *
          Resources of Delaware, Inc., Southern Gas Co. of
          Delaware, Inc., and Century Offshore Management
          Corporation dated July 3, 1996, for the
          acquisition of the contractual rights for salt dome properties (incorporated by reference to Exhibit B to the Registrant's Form 8-K filed on July 18, 1996).

10.67 Capitalization Agreement and Termination of Purchase * and Sale Agreement by and between Southern Gas Co.
          of Delaware, Inc., American Resources of Delaware,
          Inc. and Century Offshore Management Corporation, dated August 31, 1996 (incorporated by reference to Exhibit A to the Registrant's Form 8-K/A filed on September 16, 1996).

10.68     Amendment to South Timbalier Purchase and Sale        *
          Agreement by and between Southern Gas Co. of Delaware, Inc., American Resources of Delaware,
          Inc. and Century Offshore Management Corporation, dated August 31, 1996 (incorporated by reference to Exhibit B to the Registrant's Form 8-K/A filed on September 16, 1996).

10.69     Termination of Participation Agreement by and between *
          American Resources of Delaware, Inc. and Douglas L.
          Hawthorne, dated September 30, 1996 (incorporated by reference to Exhibit 10.9 to the Registrant's
          Form 10-QSB for the quarterly period ending
          September 30, 1996 [the "September, 1996,
          Form 10-QSB"]).

10.70     Termination of Participation Agreement by and between *
          American Resources of Delaware, Inc. and The Kandy
          Limited Partnership, dated September 30, 1996
          (incorporated by reference to Exhibit 10.10 to the Registrant's September, 1996, Form 10-QSB).

10.71     Termination of Participation Agreement by and between *
          American Resources of Delaware, Inc. and Donald A.
          Schellpfeffer, dated September 30, 1996
          (incorporated by reference to Exhibit 10.11 to the Registrant's September, 1996, Form 10-QSB).

10.72 Termination of Participation Agreement by and between * American Resources of Delaware, Inc. and Southern
          Gas Holding Company, Inc.,dated September 30, 1996 (incorporated by reference to Exhibit 10.12 to the Registrant's September, 1996, Form 10-QSB).

                              viii

10.73 Termination of Participation Agreement by and between * American Resources of Delaware, Inc. and Douglas L. Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated September 30, 1996 (incorporated by reference to
          Exhibit 10.13 to the Registrant's September, 1996,
           Form 10-QSB).

10.74     Termination of Participation Agreement by and between *
          American Resources of Delaware, Inc. and Douglas L.
          Hawthorne, dated December 29, 1996 (incorporated by reference to Exhibit 10.74 to the Registrant's
          Form 10-KSB for the fiscal year ended December
          31, 1996 [the "1996 Form 10-KSB"]).

10.75     Termination of Participation Agreement by and between *
          American Resources of Delaware, Inc. and The Kandy
          Limited Partnership, dated December 29, 1996
          (incorporated by reference to Exhibit 10.75 to the Registrant's 1996 Form 10-KSB).

10.76 Termination of Participation Agreement by and between * American Resources of Delaware, Inc. and Donald A. Schellpfeffer, dated December 29, 1996 (incorporated by reference to Exhibit 10.76 to the Registrant's
          1996 Form 10-KSB).

10.79     Termination of Participation Agreement by and between *
          American Resources of Delaware, Inc. and Douglas L.
          Hawthorne Retirement Plan-001 Dtd. 2/22/95, dated December 29, 1996 (incorporated by reference to Exhibit 10.79 to the Registrant's
          1996 Form 10-KSB).

10.80     Securities Purchase Agreement dated July 16, 1997     *
          between the Company and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.80 to Company's Form 8-K filed on July 25, 1997).

10.81     Registration Rights Agreement dated July 16, 1997     *
          between the Company and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.81 to the Company's Form 8-K filed on July 25, 1997).

10.82     Co-Sale Agreement dated July 16, 1997 among the       *
          Company, Rick G. Avare, Southern Gas Holding
          Company, Inc. and Den norske Bank ASA (incorporated by reference to Exhibit 10.82 to the Company's
          Form 8-K filed on July 25, 1997).

10.83     Letter of Intent between the Company and Prima        *
          Capital, LLC (incorporated by reference to Exhibit 10.83 to the Company's Form 8-K filed on September 24, 1997).


                               ix
10.84     Copy of the letter of resignation from William    *
          Bishop (incorporated by reference to Exhibit 10.84 to the Company's Form 8-K filed on October 1, 1997).

10.85     Copy of the Stock Purchase Agreement between Prima    *
          Capital, LLC and the Company (incorporated by reference to Exhibit 10.85 to the Company's
          Form 8-K filed on November 19, 1997).

10.86     Copy of the First Amended and Restated Credit         *
          Agreement between the Company and Den norske Bank, AS (incorporated by reference to Exhibit 10.86 to the Company's Form 8-K filed on November 19, 1997).

10.87     Purchase and Sale Agreement by and between the        *
          Company and K.E. Resources, Ltd., entered into on December 16, 1997 (incorporated by reference to
          Exhibit 10.87 to the Company's Form 8-K
          filed on December 30, 199).

10.88     Press release announcing agreement to acquire offshore*
          Gulf of Mexico assets from TECO Oil & Gas, Inc.
          (incorporated by reference to Exhibit 10.88 to the Company's Form 8-K filed on January 16, 1998).

10.89     Purchase and Sale Agreement between American          *
          Resources of Delaware, Inc., American Resources
          Offshore, Inc., TECO Oil & Gas, Inc. and TECO Energy,
           Inc. (incorporated by reference to Exhibit 10.89 to the Company's Form 8-K filed on March 16, 1998).

10.90     Promissory Note from American Resources Offshore,     *
          Inc. in favor of TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.90 to the Company's
          Form 8-K filed on March 16, 1998).

10.91     Warrant Agreement between American Resources of       *
          Delaware, Inc. and TECO Oil & Gas, Inc.
          (incorporated by reference to Exhibit 10.91 to the Company's Form 8-K filed on March 16, 1998).

10.92     First Amendment to First Amended and Restated Credit *
          Agreement dated March 5, 1998 between American
          Resources of Delaware, Inc., Southern Gas Co. of
          Delaware, Inc., American Resources Offshore, Inc.
          and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.92 to ARO's Report on Form 10-Q for the quarterly period ending
          March 31, 1998).

10.93     Amended Purchase and Sale Agreement between American  *
          Resources of Delaware, Inc., American Resources
          Offshore, Inc, TECO Oil & Gas, Inc. and TECO
          Energy, Inc. (incorporated by reference to Exhibit 10.93 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

                                x

10.94     Intercreditor Agreement between American Resources     *
          of Delaware,Inc., American Resources Offshore,
          Inc., Southern Gas Co. of Delaware, Inc., TECO
          Oil & Gas, Inc. and DNB Energy Assets, Inc.
          (incorporated by reference to Exhibit 10.94 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.95     Certificate of Amendment dated July 2, 1998 amending  *
          ARO's Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 10.95 to ARO's Report on Form 10-Q for the quarterly period ending June 30, 1998).

10.96     Certificate of Ownership and Merger Merging American  *
          Resources Offshore, Inc., into American Resources of Delaware, Inc. (incorporated by reference to Exhibit 10.96 to ARO's Report on Form 8-K filed on November 12, 1998).

16.01     Response letter from KPMG LLP to the Securities and   *
          Exchange Commission (incorporated by reference to Exhibit 16.01 to ARO's Report on Form 8-K/A filed on January 15, 1999).

21.0      Subsidiaries of American Resources of Delaware, Inc.      121

23.1      Consent of Ernst & Young LLP.                             122

23.2      Consent of Netherland, Sewell & Associates, Inc.          123

23.3      Consent of Richard M. Russell & Associates, Inc.          124

23.4      Consent of Ryder Scott Company, Petroleum Engineers.      125

23.5      Consent of KPMG LLP.                                      126

* Previously filed


                               xi

                          Exhibit 21.0



       SUBSIDIARIES OF AMERICAN RESOURCES OFFSHORE, INC.



1.   Southern Gas Co. of Delaware, Inc., a Delaware corporation


                          Exhibit 23.1

                Consent of Independent Auditors
                -------------------------------



The Board of Directors
American Resources Offshore, Inc.

We consent to incorporation by reference in the following Registration Statements of American Resources Offshore, Inc. and in the related Prospectuses of our report dated April 2, 1999 related to the consolidated financial statements of American Resources Offshore, Inc. and subsidiary as of December 31, 1998, and for the year then ended included in this Annual Report (Form 10-K) for the year ended December 31, 1998.

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

(c)  The Company's Registration Statement on Form S-8, Commission
     File No. 33-82422 (1994 Employee Stock Compensation Plan -
     Additional Shares).

(d)  The Company's Registration Statement on Form S-8, Commission
     File No. 33-95260 (1994 Compensatory Stock Option Plan -
     Additional Shares).

(e)  The Company's Registration Statement on Form S-8, Commission
     File No. 333-654 (Andrew J. Kacic Severance Agreement).

(f)  The Company's Registration Statement on Form S-3, Commission
     File No. 333-18821 (effective January 23, 1997).


                                                Ernst & Young LLP


New Orleans, Louisiana
April 13, 1999
                          Exhibit 23.2

NSAI   Netherland, Sewell
       & Associates, Inc.
-------------------------







   CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
   ---------------------------------------------------------

     As independent oil and gas consultants, Netherland, Sewell & Associates, Inc. hereby consents to (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1998, to the interest of American Resources Offshore, Inc. and subsidiary (ARO) in certain oil and gas properties, (b) all references to our firm included in or made a part of ARO's Annual Report on Form 10-K for the year ended December 31, 1998, and (c) the incorporation by reference thereof into ARO's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260, and 333-654) and Form S-3
(Nos. 333-656 and 333-18821).


                           NETHERLAND, SEWELL & ASSOCIATES, INC.



                           By: /s/ Frederic D. Sewell
                              ---------------------------------

                           Its:     President
                               --------------------------------

Dallas, Texas
April 8, 1999


                          Exhibit 23.3

RICHARD M. RUSSELL & ASSOCIATES, INC.
-----------------------------------------------------------------
CONSULTING ENGINEERS




           CONSENT OF INDEPENDENT CONSULTING ENGINEER
           ------------------------------------------



As independent consulting engineer, Richard M. Russell & Associates, Inc. consents to a) the use of our report dated February 15, 1999 setting forth our estimates of reserves and future revenue as of January 1, 1999 to the interest of American Resources Offshore, Inc. and subsidiary (ARO) in certain oil and gas properties, and b) all references to our firm included in or made a part of ARO's annual report on Form 10-K for the year ended December 31, 1998, c) the incorporation by reference thereof into ARO's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-95260, and 333-654) and Form S-3
(Nos. 333-656 and 333-18821), and d) the reference to our firm under the heading "Experts" in the prospectus.


                           Richard M. Russell & Associates, Inc.



                           By: /s/ Richard M. Russell
                              ---------------------------------
                                Richard M. Russell
                                President



Nashville, Tennessee
April 13, 1999



        2003 BLAIR BOULEVARD NASHVILLE, TENNESSEE 37212
   615-385-5446 FAX 615-292-7375 E MAIL RCYCLE @IX.NETCOM.COM



                          Exhibit 23.4

Ryder Scott Company
Petroleum Engineers
-------------------







   CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
   ---------------------------------------------------------

     As independent oil and gas consultants, Ryder Scott Company hereby consents to (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1998, to the interest of American Resources Offshore, Inc. and subsidiary (ARO) in certain oil and gas properties, (b) all references to our firm included in or made a part of ARO's annual report on Form 10-K for the year ended December 31, 1998 (c) the incorporation by reference thereof into ARO's Registration Statement on Form S-8 (Nos. 33-78882, 33-78884, 33-82422, 33-
95260, and 333-654) and Form S-3 (Nos. 333-656 and 333-18821),
and (d) the reference of our firm under the heading "Experts" in the prospectus.


                           RYDER SCOTT COMPANY
                           PETROLEUM ENGINEERS




Houston, Texas
April 8, 1999

                          Exhibit 23.5

                Consent of Independent Auditors
                -------------------------------



The Board of Directors
American Resources Offshore, Inc. and Subsidiaries:

We consent to incorporation by reference in the following registration statements of American Resources Offshore, Inc. and Subsidiaries of our report dated March 30, 1998 related to the consolidated balance sheet of American Resources Offshore, Inc. and Subsidiaries as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, which report appears in the December 31, 1998 annual report on Form 10-K of American Resources Offshore, Inc. and Subsidiaries.

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

(c)  The company's registration statement on Form S-8, Commission
     File No. 33-82422 (1994 Employee Stock Compensation Plan -
     Additional Shares).

(d)  The company's registration statement on Form S-8, Commission
     File No. 33-95260 (1994 Compensatory Stock Option Plan -
     Additional Shares).

(e)  The company's registration statement on Form S-8, Commission
     File No. 333-654 (Andrew J. Kacic Severance Agreement).

(f)  The company's registration statement on Form S-3, Commission
     File No. 333-18821 (effective January 23, 1997).

                                                         KPMG LLP


Houston, Texas
April 14, 1999
      (Date)