Form 10-Q
period 1999-03-31
AMERICAN RESOURCES OFFSHORE INC
filed 1999-05-13
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___ to ____.

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

     On March 31, 1999, 10,261,074 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 230,516 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes    ;  No  x  .
    ---      ---

               AMERICAN RESOURCES OFFSHORE, INC.
                           FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 1999

                             INDEX

                                                           Page
                                                           Number

PART I    -    FINANCIAL INFORMATION                        1

Item 1    -    Financial Statements (unaudited)             1

               Introduction to the Financial Statements     2

               Condensed Consolidated Balance Sheets -
               March 31, 1999 and December 31, 1998         3

               Condensed Consolidated Statements of
               Operations - Three Months Ended
               March 31, 1999 and 1998                      5

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended
               March 31, 1999 and 1998                      6

               Notes to Condensed Consolidated Financial
               Statements                                   7

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  14

PART II   -    OTHER INFORMATION                           19

Item 1    -    Legal Proceedings                           19

Item 6    -    Exhibits and Reports on Form 8-K            19

               Signature                                   21




                              ii




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Financial Statements of American Resources Offshore, Inc. ("ARO") for the three months ended March 31, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The Financial Statements should be read in conjunction with ARO's Report on Form 10-K for the year ended December 31, 1998.







                              1















               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

               CONDENSED, CONSOLIDATED FINANCIAL
               ---------------------------------
                           STATEMENTS
                           ----------

                   FOR THE THREE MONTHS ENDED
                   --------------------------
                    MARCH 31, 1999 AND 1998
                    -----------------------


                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------
                              AND SUBSIDIARY
                              --------------

                  CONDENSED, CONSOLIDATED BALANCE SHEETS
                  --------------------------------------


                                  ASSETS
                                  ------

                                          MARCH 31,
                                          ---------
                                             1999       DECEMBER 31,
                                             ----       ------------
                                         (UNAUDITED)      1998(*)
                                          ----------      -------
                                          (DOLLARS IN THOUSANDS)

Current assets:
 Cash and cash equivalents               $     231      $   255
 Accounts and notes receivable, net          4,615        4,214
 Deferred tax asset                            333          298
 Prepaid expenses and other                    524          689
                                         ---------      -------
   Total current assets                      5,703        5,456
                                         ---------      -------

Oil and gas properties, at cost
 (successful efforts method)                96,770       98,161
Property and equipment, at cost             14,771       14,645
                                         ---------      -------
                                           111,541      112,806

Less accumulated depreciation,
 depletion and amortization                (46,720)     (44,253)
                                         ---------      -------
   Net property and equipment               64,821       68,553
                                         ---------      -------

Other assets                                 1,900        2,215
                                         ---------      -------

   Total Assets                          $  72,424      $76,224
                                         =========      =======

*Derived from audited financial statements.

See accompanying notes to condensed, consolidated financial statements.

             AMERICAN RESOURCES OFFSHORE, INC.
             ---------------------------------
                       AND SUBSIDIARY
                       --------------

     CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
     --------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
 ---------------------------------------------------------


                                             MARCH 31,
                                             ---------
                                                1999     DECEMBER 31,
                                                ----     ------------
                                            (UNAUDITED)    1998(*)
                                            -----------    -------
                                             (DOLLARS IN THOUSANDS)

Current liabilities:
 Current portion of long-term debt          $64,639      $ 64,033
 Debt in default                             18,500        18,500
 Accounts payable-Trade                       5,138         7,162
 Unearned revenue                               653           667
 Accrued interest                             4,867         2,979
 Accrued expenses and other                     334           610
                                            -------      --------
   Total current liabilities                 94,131        93,951
                                            -------      --------

Long-term debt, excluding current portion        16           706
Unearned revenue                              1,265         2,971
Deferred tax liability                          333           298

Stockholders' equity (capital deficiency):
 Series 1993 8% convertible preferred stock,
  par value and liquidation preference $12.00
  per share; 1,000,000 shares authorized      1,871         1,871
 Common stock, par value $.00001 per share;
  50,000,000 shares authorized                    -             -
 Additional paid-in capital                  22,865        22,860
 Retained earnings (deficit)                (47,344)      (45,720)
 Treasury stock at cost                        (713)         (713)
                                            -------      --------
   Total stockholders' equity
     (capital deficiency)                   (23,321)      (21,702)
                                            -------      --------

Commitments and contingencies
                                            -------      --------

   Total liabilities and stockholders'
     equity (capital deficiency)            $72,424       $76,224
                                            =======      ========

*Derived from audited financial statements.

See accompanying notes to condensed, consolidated financial statements.

             AMERICAN RESOURCES OFFSHORE, INC.
             ---------------------------------
                       AND SUBSIDIARY
                       --------------

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------

         THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         ------------------------------------------


                                                1999           1998
                                                ----           ----
                                              (Dollars in thousands,
                                                except share data)

Operating revenues:
 Oil and gas production                      $ 6,526        $6,254
 Transportation                                  177           192
 Marketing                                     2,194         2,164
 Other                                           229            92
                                             -------        ------
                                               9,126         8,702
                                             -------        ------

Operating expenses:
 Oil and gas production                          408           868
 Transportation                                   57            58
 Marketing                                     2,202         2,088
 Exploration costs                               476            -
 Depreciation, depletion and
  amortization                                 4,078         3,464
 Impairment of assets                             45            -
 Administrative expenses                       1,182           768
 Other                                            29            31
                                             -------        ------
                                               8,477         7,277
                                             -------        ------

   Operating income (loss)                       649         1,425

Other income (expense):
 Interest income (expense)                    (2,268)         (921)
                                             -------        ------

   Income (loss) before income
     tax expense                              (1,619)          504

Income tax expense                                 -          (202)
                                             -------        ------

   Net income (loss)                         $(1,619)       $  302

Preferred dividends                               (4)          (27)
                                             -------        ------

Net income (loss) attributable
 to common shares                            $(1,623)       $  275
                                             =======        ======

Per common share:
 Basic                                       $  (.16)       $  .03
                                             =======        ======

Weighted average number of common
 shares outstanding                       10,059,184     9,998,564
                                          ==========     =========

 Diluted                                     $  (.16)       $  .03
                                             =======        ======

Weighted average number of common
 shares and dilutive potential
 common shares                            10,059,184    10,265,748
                                          ==========    ==========

See accompanying notes to condensed, consolidated financial statements.

              AMERICAN RESOURCES OFFSHORE, INC.
              ---------------------------------
                        AND SUBSIDIARY
                        --------------

 CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
 -----------------------------------------------------------


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                               ------------------
                                                 1999         1998
                                                 ----         ----
                                               (DOLLARS IN THOUSANDS)

Net cash provided by operating activities      $ 413        $   5,107
                                               -----        ---------

Investing activities:
 Purchases of property and equipment            (347)         (58,962)
 Change in  notes receivable                      (6)             (17)
 Proceeds from sale of assets                      -                2
                                               -----        ---------

   Net cash used in investing activities       $(353)       $ (58,977)
                                               -----        ---------

Financing activities:
 Proceeds from borrowings                          -           58,300
 Payments on borrowings                          (84)          (3,288)
 Other                                             -           (1,008)
                                               -----        ---------

   Net cash provided by (used in)
     financing activities                      $ (84)       $  54,004
                                               -----        ---------

   Increase (decrease) in cash                   (24)             134

Cash and cash equivalents at
  beginning of period                             255            1,181
                                                -----        ---------
Cash and cash equivalents at
  end of period                                 $ 231        $   1,315
                                                =====        =========


NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 9,221 and 10,221 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the three months ended March 31, 1999 and 1998, respectively.



See accompanying notes to condensed, consolidated financial statements

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------



(1)  GENERAL

     American Resources Offshore, Inc. (ARO) (formerly known as American Resources of Delaware, Inc.), a Delaware corporation organized on August 14, 1992, is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties offshore Louisiana and offshore Texas (Gulf Coast Region) and in southeastern Kentucky (Appalachian Region). The Company also gathers and markets natural gas in the Appalachian Region. These activities are considered to be one business segment for financial reporting purposes.

     The accompanying condensed, consolidated financial statements include the accounts of ARO and its Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation in order to make the financial statements, in the opinion of management, not misleading.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1998 Form 10-K of the Company which was filed with the Securities and Exchange Commission.

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

(2)  PROPERTY AND EQUIPMENT

     On March 5, 1998, the Company purchased interests in 41 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
     (TECO). The purchase consists of an average 30% interest in approximately 198,300 acres containing 5 producing wells and approximately $35 million PV10 of proved reserves as of December 31, 1997; partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 12,500 square miles of 3-D seismic data. The

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------


     Company believes that the TECO acquisition provides ample opportunity to increase reserves, production and cash flow from development and exploration activities and has identified numerous drilling locations on the acquired properties.

     ARO has participated in the drilling and completion of six wells on the properties since they were acquired. The development and completion of three of these wells, Galveston 213 and West Cameron 172 #16 and #18 wells, has resulted in current production in excess of 6 million cubic feet of gas equivalent per day (MMcfe/d).

     The 5 wells that were producing at the time of the purchase of the TECO properties are currently producing 7 MMcfe/d.

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                        MARCH 31,   DECEMBER 31,
                                           1999         1998
                                        ---------   ------------
                                        (DOLLARS IN THOUSANDS)

Borrowings under the Company's
 credit facility, as amended, with
 DNB, reduction subject to
 availability under borrowing
 base, $48,173,000 available
 borrowing base as of March 31,
 1999, monthly reduction against
 the available borrowing base of
 $750,000, commencing January 1,
 1999, interest payable monthly at
 the Floating Rate, or LIBO Rate
 plus 2 1/2%, secured by oil and
 gas properties, equipment and
 receivables.                           $48,173        $48,173

Term Loan A payable to DNB, due
 December 31, 1998, with interest
 payable monthly at the Floating
 Rate plus 1%, or LIBO Rate plus
 4% per annum, secured by oil and
 gas properties.                         15,000         15,000

Term Loan B payable to DNB, due
 December 31, 1998, with interest
 payable monthly at the Floating
 Rate plus 1%, or LIBO Rate plus
 4% per annum, secured by oil and
 gas properties.                            550            550

Note payable to TECO Oil & Gas,
 Inc., with a current interest
 rate at 16% per annum, increasing
 to a maximum of 18% on April 1,
 1999.  The note matured October
 1, 1998.                                18,500         18,500

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------

                                        MARCH 31,   DECEMBER 31,
                                           1999         1998
                                        ---------   ------------
                                        (DOLLARS IN THOUSANDS)

Note payable to related party,
 recourse only to specific
 properties, interest payable at
 prime rate plus 1% in connection
 with the purchase of oil and gas
 properties from Prima Capital,
 LLC.                                        906           987

Other notes                                   26            29
                                         -------       -------
                                          83,155        83,239

Less - Current portion                   (64,639)      (64,033)
Less - Debt in default                   (18,500)      (18,500)
                                         -------       -------

Long-term debt                           $    16       $   706
                                         =======       =======


     On September 28, 1995, the Company entered into a $20 million revolving credit facility through February 1, 2002 with Den norske Bank, AS (Den norske). By November 1, 1997, the revolving credit facility had been increased to $75 million and the available borrowing base was increased to $30 million. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB Energy Assets, Inc. (DNB), successor to Den norske, and increased to $50 million to facilitate the purchase of oil and gas properties from TECO. As of March 31, 1999, the balance due under the revolving credit facility was $48,173,000. Additional borrowings under the credit facility are dependent upon a redetermination of the borrowing base, which is primarily dependent upon the value of the mortgaged properties as determined under DNB's internal lending procedures. Reductions of the credit facility are also dependent upon the borrowing base. The borrowing base will be redetermined semi-annually on each October 1st and April 1st prior to February 1, 2002.

     On March 5, 1998, DNB also provided bridge loans totalling $16.5 million in order for the Company to complete the acquisition of the TECO properties. The bridge loans, as amended, matured on December 31, 1998. DNB has not yet demanded payment nor has it agreed to extend the terms of the bridge loans.

     Under the credit agreement with DNB, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio.
     At March 31, 1999, the Company was not in compliance with all of the required financial covenants. Additionally, at March 31, 1999, the Company was not in compliance with other required financial covenants in the credit agreement; and the

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------

     Company has also not made the monthly principal reductions required in 1999. Therefore, this debt is classified as current in the accompanying balance sheets.

     Also in order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed a note in favor of TECO in the amount of $18.5 million (the TECO
     Note). As of March 31, 1999, the TECO Note bears interest at the rate of 16% per annum, which will increase to a maximum of 18% on April 1, 1999. The TECO Note matured on October 1, 1998, and is secured by a second lien on all properties of the Company. In addition to the TECO Note, the parties entered into a warrant agreement, more particularly described in Note 4 hereof, which grants TECO certain rights to acquire stock in the Company, together with the right to appoint two members to the Company's Board of Directors. The Company has not made any payments on the TECO Note; therefore, by letter dated October 2, 1998, TECO notified the Company that its nonpayment of principal and interest constitutes an Event of Default under the Credit Agreement. TECO has not taken any action to exercise its warrant rights or make any appointments to the Company's Board at this time; however, TECO has not waived any of such rights.

(4)  STOCKHOLDERS' EQUITY

     The Company has authorized fifty million (50,000,000) shares of Common Stock. Outstanding at March 31, 1999 and December
     31, 1998 are 10,261,074 and 10,251,853 shares, respectively.

     The Company has authorized one million shares (1,000,000) shares of Series 1993 Preferred Stock and two million shares
     (2,000,000) of Series Preferred Stock subject to designation by the Board of Directors:

          Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 230,516 shares are outstanding at March 31, 1999 and December 31, 1998.

     On January 15, 1999, the Board of Directors declared dividends payable in Common Stock on January 22, 1999, to holders of the Series 1993 Preferred Stock totaling 9,221 shares.

     In conjunction with the purchase of properties from TECO, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and will increase by an additional 5% if the TECO Note is not paid in full by April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. As of March 31, 1999,

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------

     TECO had been vested with 600,000 First Warrants and 2,037,006 Secondary Warrants, all of which are exercisable through July 1, 1999.

     The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for (loss) income related to the unexercised stock options outstanding for the quarter ended March 31, 1999 and 1998, respectively.

                               Quarter ended              Quarter Ended
                               March 31, 1999             March 31, 1998
                               --------------             --------------
                            Net             Per Share  Net            Per Share
                           (Loss)    Shares   Amount  Income   Shares   Amount
                           ------    ------   ------  ------   ------   ------

thousands except
 share  amounts
Basic earnings (loss)
  per share
 Income (Loss) available
 to common stockholders  $(1,623)  10,059,184  $(0.16)  $302  9,998,564  $0.03

Potential common shares        -            -              -    267,184
                         -------   ----------           ----  ---------

Diluted earnings per share
 Income (Loss) available
  to common stockholders $(1,623)  10,059,184  $(0.16)  $302 10,265,748  $0.03
                         -------   ----------  ------   ---- ----------  -----

(5)  INCOME TAXES

     The Company has not recorded a tax benefit in the quarter ended March 31, 1999 because of changes to its valuation allowance for deferred tax assets.

(6)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into short-term supply and purchase agreements. These agreements can stipulate either a fixed contract price or a floating price based on spot prices.

     ARO sells substantially all of its current Gulf Coast Region gas production through H&N Gas, Ltd. and Superior Natural Gas Corporation. ARO utilizes forward sales contracts for a significant portion of its Gulf Coast Region gas production to achieve more predictable cash flows and to reduce the effect of fluctuations in gas prices. During the first quarter of 1999, ARO's Gulf Coast Region production averaged 25 MMcfe per day. At March 31, 1999, ARO had forward sales arrangements through August 1999 with respect to 20 MMcfe per day at an average price of $1.86 per thousand cubic feet ("Mcf"). During 1999, ARO sold call options for 20 MMcfe per day at a call price of $2.70 per Mcf, which expire in March 2000. In exchange for establishing a ceiling of $2.70 per Mcf over the option term, ARO received an average option premium of $0.14 per Mcf on the volumes contracted for under the call option agreement. These contracts were terminated in January 1999 at a profit of $680,114. In total, $1.8 million of income, included in production

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------

     revenues, was recognized in the first quarter of 1999 relating to profits from hedging transactions. There were no revenues relating to profits from hedging transactions during the first quarter of 1998. ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

     Management attempts to schedule deliveries to mitigate any possible adverse effects of changing prices; however, gas prices are susceptible to change due to industry supply and demand positions.

(7)  GOING CONCERN ASSUMPTION

     As of March 31, 1999, the Company has current liabilities in excess of current assets of approximately $5.3 million (excluding current portion of long-term debt), is not in compliance with its primary credit facility and bridge loans with DNB in the approximate amounts of $48 million and $15.6 million, respectively, and is in default under its $18.5 million loan with TECO. As more particularly described in
     Item 1, "Description of Business--Overview," of the Company's Report on Form 10-K for the period ended December 31, 1998, this situation is primarily the result of: i) the lack of available outside funding to complete the scheduled refinancing of interim loans and capital expenditures associated with the acquisition and development of properties from TECO; ii) the decline in oil and gas prices;
     iii) the more than 60% decline of production in the Company's two largest producing fields; and iv) the approximately $16 million in trade payables incurred as a result of the capital requirements for the development of additional wells, a substantial portion of which were settled subsequent to year-end 1998 for less than face value and reflected in the December 31, 1998 financial statements.

     It is important to note that DNB has not yet demanded payment nor has it agreed to extend the term of the bridge loans; and TECO is a party to an agreement between the Company and DNB which substantially limits TECO's remedies against the Company unless DNB is paid in full or declares a default and takes affirmative action against the Company.

     The Company has taken the following measures in an attempt to remedy the above deficiencies:

          On October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company for the purpose of reducing administrative expenses; and the Company assumed the name of American Resources Offshore, Inc. at that time.

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

               AMERICAN RESOURCES OFFSHORE, INC.
               ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ---------------------------------------------------
                          (UNAUDITED)
                          -----------


          During the first quarter of 1999, the Company settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of additional wells by surrendering its interest in its Grand Isle Block 55 wells to the operator of the wells. This settlement was reflected in the Company's December 31, 1998 financial statements.

          The Company's Management continues to explore all possible alternatives for the restructuring of the Company, including the refinancing of debt and possible business combinations with third parties.

     The financial statements do not include any adjustments at March 31, 1999, to reflect the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the Company's uncertain immediate future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1999 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of ARO. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 8-K which ARO filed with the Securities and Exchange Commission on July 25, 1997.

     RECENT DEVELOPMENTS

     On January 4, 1999, ARO received notification from NASDAQ that unless the shares of ARO's common stock report a closing bid of $1.00 or greater for ten consecutive trading days prior to April 5, 1999, ARO's securities will be subject to delisting. As of the date of the filing of this Report on Form 10-Q, ARO's stock has not reported a closing bid of $1.00 or greater for ten consecutive trading days. ARO has requested an oral hearing before the NASDAQ Qualifications Board with regard to this matter. This hearing is scheduled for May 13, 1999 and provides ARO with a stay of action to that date.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

     REVENUES. Total revenues for ARO increased 4.9% to $9.1 million for the first quarter of 1999 compared with $8.7 million in 1998, due primarily to the Company's hedging contracts which generated $1.8 million of revenue in the first quarter of 1999 (see
Note 5 of the Financial Statements included in Item 1 of this Report on Form 10-Q) and was partially offset by a reduction in production volumes as well as lower oil and gas prices. Marketing revenues increased 1.4%.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue increased 4.3% in the first quarter of 1999 to $6.5 million. The increase was primarily due to $1.8 million in hedging income being recognized in the first quarter of 1999 which was partially offset by a reduction in production volumes and lower oil and gas prices.

     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                       THREE MONTHS ENDED
                                            MARCH 31
                                       ------------------
                                                             % INCREASE
                                        1999         1998    (DECREASE)
                                        ----         ----    ----------
Production volumes:
 Natural gas (MMcf*) ...............   2,079        2,171        (4)
 Oil (MBbls*) ......................      77          110       (30)
 Total (MMcfe*) ....................   2,538        2,835       (10)
Average sale prices:**
 Natural gas (per Mcf*) ............  $ 2.85       $ 2.23        28
 Oil (per Bbl*) ....................  $10.37       $12.77       (19)
 Per Mcfe* .........................  $ 2.65       $ 2.21        20
Expenses (per Mcfe*):
 Lease operating (including
  production taxes) ................  $ 0.16       $ 0.31       (48)
 Depreciation, depletion and
  amortization .....................  $ 1.61       $ 1.23        31
 Administrative ....................  $ 0.47       $ 0.27        74


*(MMcf = million cubic feet; Mbl = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl
  = barrel)

**Includes effect of hedging (excluding hedging, the average price for gas would have been $1.95 per Mcf, and the average price per Mcfe would have been $1.91).

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 53% to $.4 million in the first quarter of 1999 due primarily to a decrease in the costs associated with ARO's active participation in the exploration and development of the properties acquired in the TECO acquisition. Oil and gas production expense was $0.16 per Mcfe in the first quarter of 1999 as compared to $0.31 in 1998, a decrease of 48%.

     EXPLORATION COSTS. During the first quarter of 1999, costs of approximately $0.48 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under ARO's accounting method. There were no exploration costs for the first quarter of 1998.

     IMPAIRMENT OF ASSETS. ARO assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to ARO's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. In the first quarter of 1999, ARO recorded a $45,000 impairment to oil and gas properties while no impairments were recorded in the same period of 1998.


     ADMINISTRATIVE EXPENSE. Administrative expense increased 54% to $1.2 million in the first quarter of 1999 and was $0.47 per Mcfe, an increase of 74% from the prior year. This expense increased primarily due to the expanded staffing of the Gulf Coast office with technical personnel experienced in Gulf Coast Region exploration and development activities. The per unit increase was also affected by decreased production volumes.

     DD&A EXPENSE. DD&A expense increased 18% to $4.1 million for the first quarter of 1999 and was $1.61 per Mcfe, an increase of 31% from the prior year. The increase resulted primarily from the TECO acquisition and increased depletion attributable to the acquisition costs and successful drilling activities.

     INTEREST EXPENSE. Interest expense net of interest income increased 146% to $2.3 million in the first quarter of 1999. The increase was attributable to additional borrowings to fund acquisition, exploration and development activities.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $1.6 million for the quarter ended
March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at March 31, 1999 totaled $231,000 as compared to $1.3 million at March 31, 1998. Historically, ARO has funded its oil and gas exploration and development activities with operating cash flows, bank borrowings and issuance of equity and debt securities. ARO has a $75 million credit facility through DNB with a $50 million borrowing base which has been fully utilized.

     Under the credit facility with DNB Energy Assets, Inc. ("DNB"), successor to Den norske Bank, AS ("Den norske"), ARO is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At March 31, 1999, ARO was not in compliance with all of the required financial ratios. Additionally, at March 31, 1999, ARO was not in compliance with other required financial covenants in the credit agreement; and ARO has also not made the monthly principal reductions required in 1999. Therefore, this debt is classified as current in the accompanying balance sheets.

     On March 5, 1998, DNB provided bridge loans totalling $16.5 million in order for ARO to complete the acquisition of the TECO properties. The balance due DNB at March 31, 1999 for these loans was $15.6 million. The financing, as amended, matured December 31, 1998. DNB has not yet demanded payment nor has it agreed to extend the terms of ARO's bridge loans.

     Also in order to complete the acquisition of properties from TECO, ARO executed a note in favor of TECO (the "TECO Note") in the amount of $18.5 million. The TECO Note matured on October 1, 1998; and by letter dated October 2, 1998, TECO declared ARO in default. However, TECO is a party to an agreement between ARO and DNB which substantially limits TECO's remedies against ARO unless the Bank is paid in full or declares a default and takes affirmative action against ARO.

     In its Report on Form 10-K for the year ended December 31, 1998, ARO estimated the capital expenditures for its development and exploratory program to be $12 million in 1999. ARO currently anticipates a capital expenditure budget of $8 to $9 million for 1999, which is allocated to the Gulf Coast Region. Through March 31, 1999, ARO has not expended any funds on its 1999 exploration and development program. ARO's estimate of its capital expenditure budget will change on a month to month basis based upon drilling results and new opportunities. These expenditures are substantially at the discretion of ARO; and ARO does not currently have sufficient cash to fully fund the proposed program. In the event ARO is unable to obtain sufficient funds under acceptable terms, it will be necessary for ARO to adjust the level of the development and exploratory program.

     As of March 31, 1999, ARO has current liabilities in excess of current assets of approximately $5.3 million (excluding current portion of long-term debt), is not in compliance with its primary credit facility and bridge loans with DNB in the approximate amounts of $48 million and $15.6 million, respectively, is in default under its $18.5 million loan with TECO and has immediate needs with regard to its capital expenditure budget as discussed above. Based upon its current cash position, ARO will be unable to satisfy these commitments without generating additional funds.

     As more particularly described in Item 1, "Description of Business--Overview," of ARO's Report on Form 10-K for the period ended December 31, 1998, this situation is primarily the result of: i) the lack of available outside funding to complete the scheduled refinancing of interim loans and capital expenditures associated with the acquisition and development of properties from TECO; ii) the decline in oil and gas prices; iii) the more than 60% decline of production in ARO's two largest producing fields; and iv) the approximately $16 million in trade payables incurred as a result of the capital requirements for the development of additional wells, a substantial portion of which were settled subsequent to year-end 1998 for less than face value and reflected in the December 31, 1998 financial statements.

     ARO has taken the following measures in an attempt to remedy the above deficiencies:

     On October 29, 1998, ARO's wholly-owned subsidiary, American
     Resources Offshore, Inc., was merged into ARO for the purpose of reducing administrative expenses, and ARO assumed the name of American Resources Offshore, Inc. at that time.

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

     During the first quarter of 1999, ARO settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of additional wells by surrendering its interest in its Grand Isle Block 55 wells to the operator of the wells. This settlement was reflected in ARO's December 31, 1998 financial statements.

     ARO's Management continues to explore all possible alternatives for the generation of additional funds as well as the restructuring of ARO, including the refinancing of debt and possible business combinations with third parties.

     There can be no assurance that ARO will be able to obtain sufficient funds to meet its current cash needs and other obligations or that it will be successful in restructuring ARO, which could result in material adverse consequences.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

     There have been no material changes in market risks since
December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     ARO has previously reported legal proceedings in its 10-K
(see ARO's Report on Form 10-K for the year ended December 31,
1998).

     On May 13, 1998, ARO and its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc., were named as defendants in litigation filed by Wright Enterprises asserting successor liability to certain alleged obligations of Southern Gas Company, Inc., the company from which ARO purchased its Kentucky operations. Based upon the allegations set forth in the complaint, ARO believes there is a strong likelihood that it will be successful in the defense of this matter; and the litigation will have no material impact on ARO's financial condition, operating results or cash flows.

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

     In April 1999, ARO was named as a defendant in litigation filed by a trade creditor for work performed on behalf of the Company on Grand Isle Block 55. The trade creditor is seeking the sum of approximately $29,000 for services rendered.

     In April 1999, ARO was named as a defendant in litigation filed by a trade creditor for work performed on behalf of the Company on South Timbalier Block 21 and 27. The trade creditor is seeking the sum of approximately $51,000 for services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On March 5, 1998, ARO entered into the TECO Note and a credit facility agreement ("Credit Agreement") with TECO. The TECO Note matured on October 1, 1998, and ARO did not make any payments of principal and interest pursuant to the terms of the TECO Note. On October 2, 1998, ARO was informed by TECO that it is in default under the Credit Agreement; however, due to limited remedies and restrictions which are more fully discussed elsewhere in this 10-Q, TECO is restricted from taking action to enforce the payment of the TECO Note. The current arrearage at the time of the filing of this Report on Form 10-Q is $18.5 million plus accrued interest.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following Exhibits are either attached hereto or incorporated herein by reference:

          16.01     Response letter from KPMG LLP to the
                    Securities and Exchange Commission
                    (incorporated by reference to Exhibit 16.01 to ARO's Report on Form 8-K/A filed on January 5, 1999).



     (b)  Reports on Form 8-K:

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

               On January 15, 1999, ARO filed a Report on Form 8-
          K/A which provided a copy of KPMG LLP's response letter to the Securities and Exchange Commission.

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

                              AMERICAN RESOURCES OF DELAWARE INC.



Date:  May 13, 1999           By: /s/ Ralph A. Currie
     -----------------           -------------------------------
                                 Ralph A. Currie
                                 Chief Financial Officer
                                 (Principal Accounting and
                                  Financial Officer)