Form 10-Q
period 1999-06-30
AMERICAN RESOURCES OFFSHORE INC
filed 1999-08-16
CIK 899717

             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM     TO     .
                                    ---    ----

                   Commission File No.0-21472

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

     On June 30, 1999, 12,265,767 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 230,516 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

                AMERICAN RESOURCES OFFSHORE, INC.
                            FORM 10-Q

               For the Quarter Ended June 30, 1999

                              INDEX

                                                           Page
                                                           Number
                                                           ------

PART I    -    FINANCIAL INFORMATION                          1

Item 1    -    Financial Statements (unaudited)               1

               Introduction to the Financial Statements       1

               Condensed Consolidated Balance Sheets -
               June 30, 1999 and December 31, 1998            3

               Condensed Consolidated Statements of
               Operations - Three and Six Months Ended
               June 30, 1999 and 1998                         5

               Condensed Consolidated Statements of
               Cash Flows - Six Months Ended June 30,
               1999 and 1998                                  6

               Notes to Condensed Consolidated Financial
               Statements                                     7

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                 15

PART II   -    OTHER INFORMATION                             22

Item 1    -    Legal Proceedings                             22

Item 3    -    Defaults upon Senior Securities               23

Item 6    -    Exhibits and Reports on Form 8-K              23

               Signature                                     25

               Exhibit Index                                 26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Financial Statements of American Resources Offshore, Inc. ("ARO") for the six months ended June 30, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the six months ended June 30, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The Financial Statements should be read in conjunction with ARO's Report on Form 10-K for the year ended December 31, 1998.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

                CONDENSED, CONSOLIDATED FINANCIAL
                ---------------------------------
                           STATEMENTS
                           ----------

                    FOR THE SIX MONTHS ENDED
                    ------------------------
                     JUNE 30, 1999 AND 1998
                     ----------------------

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

             CONDENSED, CONSOLIDATED BALANCE SHEETS
             --------------------------------------

                             ASSETS
                             ------

                                      June 30,
                                        1999      December 31,
                                    (unaudited)     1998(*)
                                    -----------     -------
                                       (Dollars in thousands)
Current assets:
 Cash and cash equivalents            $    279       $    255
 Accounts and notes receivable, net      3,112          4,214
 Deferred tax asset                          -            298
 Prepaid expenses and other                378            689
                                      --------       --------
   Total current assets                  3,769          5,456
                                      --------       --------

Oil and gas properties, at cost
 (successful efforts method)            93,530         98,161
Property and equipment, at cost         14,808         14,645
                                      --------       --------
                                       108,338        112,806

Less accumulated depreciation,
 depletion and amortization            (46,364)       (44,253)
                                      --------       --------
   Net property and equipment           61,974         68,553
                                      --------       --------

Other assets                             1,782          2,215
                                      --------       --------

   Total Assets                       $ 67,525       $ 76,224
                                      ========       ========

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

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

       CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
       --------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    ---------------------------------------------------------

                                      June 30,
                                        1999      December 31,
                                    (unaudited)     1998(*)
                                    -----------     -------
                                       (Dollars in thousands)
Current liabilities:
 Current portion of long-term debt   $    834       $ 64,033
 Debt in default                       82,223         18,500
 Accounts payable-Trade                 2,069          7,162
 Unearned revenue                         642            667
 Accrued interest                       6,929          2,979
 Accrued expenses and other               465            610
                                     --------       --------
   Total current liabilities           93,162         93,951
                                     --------       --------

Long-term debt, excluding
 current portion                           14            706
Unearned revenue                        1,113          2,971
Deferred tax liability                      -            298

Stockholders' equity (capital
 deficiency):
 Series 1993 8% convertible preferred
  stock, par value and liquidation
  preference $12.00 per share;
  1,000,000 shares authorized           1,871          1,871
 Common stock, par value $.00001
  per share; 50,000,000 shares
  authorized                                -              -
 Additional paid-in capital            22,865         22,860
 Retained earnings (deficit)          (50,787)       (45,720)
 Treasury stock at cost                  (713)          (713)
                                     --------       --------
   Total stockholders' equity
    (capital deficiency)              (26,764)       (21,702)
                                     --------       --------

Commitments and contingencies
                                     --------       --------

   Total liabilities and
   stockholders' equity
   (capital deficiency)              $ 67,525       $ 76,224
                                     ========       ========




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

              AMERICAN RESOURCES OF DELAWARE, INC.
              ------------------------------------
                        AND SUBSIDIARIES
                        ----------------

   CONDENSED, CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
   -----------------------------------------------------------

        THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
        -------------------------------------------------

                            QUARTER ENDED     SIX MONTHS ENDED
                               JUNE 30            JUNE 30
                               -------            -------
                            1999      1998      1999     1998
                            ----      ----      ----     ----
                      (Dollars in thousands, except per share data)
Operating revenues:
 Oil and gas production   $ 2,928   $ 8,473   $ 9,454   $14,726
 Transportation               191       198       368       390
 Marketing                  1,600     1,827     3,795     3,992
 Other                      1,744       335     1,972       427
                          -------   -------   -------   -------
                            6,463    10,833    15,589    19,535
                          -------   -------   -------   -------

Operating expenses:
 Oil and gas production     1,037     1,209     1,444     2,077
 Transportation                58        71       115       129
 Marketing                  1,842     1,872     4,044     3,960
 Exploration costs            315     1,786       791     1,786
 Depreciation, depletion
  and amortization          2,897     5,046     6,975     8,510
 Impairment of assets           -     2,168        46     2,168
 Administrative expenses    1,129       819     2,311     1,587
 Other                         27        21        56        52
                          -------   -------   -------   -------
                            7,305    12,992    15,782    20,269
                          -------   -------   -------   -------

Operating income (loss)      (842)   (2,159)     (193)     (734)

Other income (expense):
 Interest expense          (2,256)   (2,177)   (4,553)   (3,126)
 Loss on sale of assets       (53)                (53)        -
 Other                       (293)       23      (264)       51
                          -------   -------   -------   -------
                           (2,602)   (2,154)   (4,870)   (3,075)
                          -------   -------   -------   -------

  Income (loss) before
   income tax expense
   (benefit)               (3,444)   (4,313)   (5,063)   (3,809)

Income tax expense (benefit)    -    (1,801)        -    (1,600)
                          -------   -------   -------   -------

    Net income (loss)      (3,444)   (2,512)   (5,063)   (2,209)

Preferred dividends             -       (29)       (4)      (29)
                          -------   -------   -------   -------

     Net income (loss)
      attributable to
      common shares       $(3,444)  $(2,541)  $(5,067)  $(2,238)
                          =======   =======   =======   =======

Per common share:
 Basic                   $ (0.32)  $ (0.25)  $ (0.48)  $ (0.22)
                          =======   =======   =======   =======

Weighted average number of
common shares outstanding  11,062    10,023    10,561    10,011
                          =======   =======   =======   =======

 Diluted                 $ (0.32)  $ (0.25)  $ (0.48)  $ (0.22)
                          =======   =======   =======   =======

Weighted average number of
common shares and dilutive
potential common shares    11,062    10,023    10,561    10,011
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

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

   CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
   -----------------------------------------------------------

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                           --------
                                      1999           1998
                                      ----           ----
                                    (DOLLARS IN THOUSANDS)

Net cash provided by operating
 activities                            $230       $ 14,737
                                       ----       --------

Investing activities:
 Purchases of property and equipment   (267)       (71,421)
 Proceeds from sale of assets          (124)         1,250
 Other                                   (4)             9
                                       ----       --------
    Net cash used in investing
      activities                      $(395)      $(70,162)
                                       ----       --------

Financing activities:
 Proceeds from borrowings                 -         59,273
 Payments on borrowings                (168)        (3,992)
 Other                                  357         (1,037)
                                       ----       --------

    Net cash provided by financing
      activities                      $ 189       $ 54,244
                                       ----       --------

    Increase (decrease) in cash          24         (1,181)

Cash and cash equivalents at
 beginning of period                    255          1,181
                                       ----       --------

Cash and cash equivalents at
 end of period                        $ 279       $      -
                                       ====       ========


NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 9,221 and 10,221 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the six months ended June 30, 1999 and 1998, respectively.


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1998 Form 10-K of the Company which was filed with the Securities and Exchange Commission.

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

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------


     ARO has participated in the drilling and completion of six wells on the properties since they were acquired. The development and completion of three of these wells, Galveston 213 and West Cameron 172 #16 and #18 wells, has resulted in current production in excess of 6 million cubic feet of gas equivalent per day (MMcfe/d).

     Currently, 4 wells acquired from TECO are producing 7
     MMcfe/d.

     On May 21, 1999, the Company entered into a letter of intent with Blue Dolphin Exploration Company ("BDEX") for the sale to BDEX of a 75% ownership interest of the Company through the issuance of new shares of common stock. Concurrently with and as a condition precedent to the transaction, the Company will dispose of all of its Appalachian assets to a third party as well as 80% of its interest in its Gulf of Mexico assets to Fidelity Oil Holdings, Inc. ("Fidelity"). After closing, the primary assets of the Company will consist of 20% of the Gulf of Mexico assets (see Note 8, Subsequent Events).

(3)  Long-term Debt

     A summary of long-term debt follows:

                                           June 30, December 31,
                                             1999       1998
                                             ----       ----
                                          (DOLLARS IN THOUSANDS)

Borrowings under the Company's credit
 facility, as amended, with DNB,
 reduction subject to availability
 under borrowing base, $48,173,000
 available borrowing base as of
 June 30, 1999, monthly reduction
 against the available borrowing
 base of $750,000, commencing
 January 1, 1999, interest payable
 monthly at the Floating Rate, or
 LIBO Rate plus 2 1/2%, secured by
 oil and gas properties, equipment
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

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------

                                           June 30, December 31,
                                             1999       1998
                                             ----       ----
                                          (DOLLARS IN THOUSANDS)


Note payable to TECO Oil & Gas, Inc.,
 with a current interest rate at 18% per
 annum.  The note matured October 1, 1998.  18,500      18,500

Note payable to related party,
 recourse only to specific properties,
 interest payable at prime rate plus
 1% in connection with the purchase
 of oil and gas properties from
 Prima Capital, LLC.                           824         987

Other notes                                     24          29
                                           -------     -------
                                            83,071      83,239

Less - Current portion                       (834)    (64,033)
Less - Debt in default                    (82,223)    (18,500)
                                           -------     -------

Long-term debt                            $     14    $    706
                                           =======     =======


     On September 28, 1995, the Company entered into a $20 million revolving credit facility through February 1, 2002 with Den norske Bank, AS (Den norske). By November 1, 1997, the revolving credit facility had been increased to $75 million and the available borrowing base was increased to $30 million. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB Energy Assets, Inc. (DNB), successor to Den norske, and increased to $50 million to facilitate the purchase of oil and gas properties from TECO. As of June 30, 1999, the balance due under the revolving credit facility was $48,173,000.

     Under the credit agreement with DNB, the Company is required to maintain certain financial ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio.
     At June 30, 1999, the Company was not in compliance with the required financial covenants in the credit agreement; and the Company has also not made the monthly principal reductions required in 1999. Consequently, on June 15, 1999, the Bank declared the Company to be in default under its credit facility. Therefore, this debt is classified as current in the accompanying balance sheets.

     On March 5, 1998, DNB also provided bridge loans totalling $16.5 million in order for the Company to complete the acquisition of the TECO properties. The bridge loans, as amended, matured on December 31, 1998. On June 15, 1999, DNB declared ARO to be in default under the bridge loans which had a balance due of $15.6 million. Therefore, this debt is classified as current in the accompanying balance sheets.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------

     Also in order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed a note in favor of TECO in the amount of $18.5 million (the TECO
     Note). As of June 30, 1999, the TECO Note bears interest at the rate of 18% per annum. The TECO Note matured on October 1, 1998, and is secured by a second lien on all properties of the Company. In addition to the TECO Note, the parties entered into a warrant agreement, more particularly described in Note 4 hereof, which grants TECO certain rights to acquire stock in the Company, together with the right to appoint two members to the Company's Board of Directors.
     The Company has not made any payments on the TECO Note; therefore, by letter dated October 2, 1998, TECO notified the Company that its nonpayment of principal and interest constitutes an Event of Default under the Credit Agreement. Therefore, this debt is classified as current in the accompanying balance sheets. See Note 4 for the number of common shares which TECO has exercised as of June 30, 1999. The warrant agreement expired by its own terms on July 1, 1999, and TECO has waived its right to appoint members to the Company's Board of Directors.

(4)  STOCKHOLDERS' EQUITY

     The Company has authorized fifty million (50,000,000) shares of Common Stock. Outstanding at June 30, 1999 and December
     31, 1998 are 12,265,767 and 10,251,853 shares, respectively.

     The Company has authorized one million shares (1,000,000) shares of Series 1993 Preferred Stock and two million shares
     (2,000,000) of Series Preferred Stock subject to designation by the Board of Directors:

          Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 230,516 shares are outstanding at June 30, 1999 and December 31, 1998.

     On January 15, 1999, the Board of Directors declared dividends payable in Common Stock on January 22, 1999, to holders of the Series 1993 Preferred Stock totaling 9,221 shares.

     In conjunction with the purchase of properties from TECO, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of the Company's common stock. As of June 30, 1999, TECO has rights to acquire the 600,000 First Warrants and additional shares of the Company's

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------


     common stock under the Secondary Warrants (see Note 8,
     Subsequent Events), all of which are exercisable through July 1, 1999.

     The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for (loss) income related to the unexercised stock options outstanding for the quarter ended June 30, 1999 and 1998, respectively.

                                Quarter ended          Quarter Ended
                                June 30, 1999          June 30, 1998
                                -------------          -------------
                                             Per                     Per
thousands except            Net             Share   Net             Share
share  amounts             (Loss)   Shares  Amount Income   Shares  Amount
                           ------   ------  ------ ------   ------  ------

Basic earnings (loss)
 per share
  Income (Loss)
   available to
   common
   stockholders      $(3,444) 11,061,531 $(0.32) $(2,541) 10,023,042 $(0.25)
                                          -----                       -----

Potential common
  shares                   -           -               -           -
                     -------  ----------         -------  ----------

Diluted earnings
 per share
  Income (Loss)
   available to
   common
   stockholders      $(3,444) 11,061,531 $(0.32) $(2,541) 10,023,042 $(0.25)
                     -------  ---------- ------  -------  ----------  -----


(5)  INCOME TAXES

     The Company has not recorded a tax benefit in the periods ended June 30, 1999 because of changes to its valuation allowance for deferred tax assets.

(6)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into short-term supply and purchase agreements. These agreements can stipulate either a fixed contract price or a floating price based on spot prices.

     ARO sells substantially all of its current Gulf Coast Region gas production through the respective operators of the wells. ARO utilizes forward sales contracts for a significant portion of its Gulf Coast Region gas production to achieve more predictable cash flows and to reduce the effect of fluctuations in gas prices. During the second quarter of 1999, ARO's Gulf Coast Region production averaged 20 MMcfe per day. At June 30, 1999, ARO had forward sales arrangements through August 1999 with respect to 20 MMcfe per day at an average price of $1.86 per thousand cubic feet ("Mcf"). During 1998, ARO sold call options for 20 MMcfe per day at a call price of

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------

     $2.70 per Mcf, expiring in March 2000. In exchange for establishing a ceiling of $2.70 per Mcf over the option term, ARO received an average option premium of $0.14 per Mcf on the volumes contracted for under the call option agreement. These contracts were terminated in January 1999 at a profit of $680,114. Effective April 1, 1999, the Company entered into call options for 10 MMcfe per day at a call price of $2.75, expiring March 31, 2001. In exchange for establishing a ceiling of $2.75 over the option term, ARO received an average option premium of $0.055 per Mcf on the volumes contracted for under the call option agreement. On July 23, 1999, the Company terminated these contracts at no profit or loss. In total, $1.25 million of income, included in production revenues, was recognized in the first six months of 1999 relating to profits from hedging transactions. There were no revenues relating to profits from hedging transactions during the first six months of 1998. ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

     Management attempts to schedule deliveries to mitigate any possible adverse effects of changing prices; however, gas prices are susceptible to change due to industry supply and demand positions.

(7)  GOING CONCERN ASSUMPTION

     As of June 30, 1999, the Company has current liabilities in excess of current assets of approximately $6.3 million (excluding current portion of long-term debt and debt in default), is in default under its primary credit facility and bridge loans with DNB in the approximate amounts of $48 million and $15.6 million, respectively, as well as in default under its $18.5 million loan with TECO.

     The Company has taken the following measures in an attempt to remedy the above deficiencies:

          On October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company for the purpose of reducing administrative expenses; and the Company assumed the name of American Resources Offshore, Inc. at that time.

          During the fourth quarter of 1998, the Board of Directors authorized and the Company entered into discussions with third parties for the sale of its Appalachian properties. In the event the Company sells these properties, the proceeds will be used to reduce its outstanding indebtedness to DNB, which would also result in a substantial reduction of interest expenses. Further, the sale of these properties would result in an additional reduction of the Company's administrative expenses (see Note 8, Subsequent Events).

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

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------

          wells.  This settlement was reflected in the Company's
          December 31, 1998 financial statements.

          On May 21, 1999, the Company entered into a letter of intent with BDEX for the sale to BDEX of a 75% ownership interest of the Company through the issuance of new shares of common stock. Concurrently with and as a condition precedent to the transaction, the Company will sell 80% of its interest in its Gulf of Mexico assets to Fidelity. After closing, the primary assets of the Company will consist of 20% of the Gulf of Mexico assets (see Note 8, Subsequent Events).

          See Note 8, Subsequent Events, for additional measures taken since June 30, 1999.

     The financial statements do not include any adjustments at June 30, 1999, to reflect the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the Company's uncertain immediate future.

(8)  SUBSEQUENT EVENTS

     By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for a total of 747,159 common shares; however, the shares had not yet been issued as of June 30, 1999. The 600,000 First Warrants expired by their own terms on July 1, 1999. Thus, a total of 2,751,852 common shares were issued to TECO pursuant to the TECO Warrant Agreement.

     On August 3, 1999, the Company executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity and an Investment Agreement for the sale of a 75% ownership interest in the Company through the issuance of new shares of common stock to BDEX. The total purchase price for the Company's stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of the Company from the effective date of January 1, 1999. The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of the Company as of December 31, 1998 and the consent of the Company's primary lender, DNB. In order to assure that the Company's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, the Company's indebtedness will be cancelled once BDEX has confirmed that the Company has complied fully with its representations, warranties, and obligations. There are no assurances the Company will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce the secured indebtedness. Additionally, prior to closing, the Company has significant restrictions on its operations pursuant to the terms of the Investment Agreement, a copy of which is attached to the Company's Report on Form 8-K filed on August 6, 1999. The Company anticipates that the closing will occur during the fourth quarter of this year.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------
                         AND SUBSIDIARY
                         --------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (Unaudited)
                           -----------

     The Company also has agreed in principle to the divestiture of its Appalachian properties to a third party in exchange for the assumption of $12.5 million of indebtedness from DNB. The Company anticipates closing this transaction during the month of August 1999.

     In July 1999, as part of its restructuring efforts, the Company reduced its New Orleans office staff to one geologist and one accountant and moved to a smaller office within the same building.

     In August 1999, the Company withdrew as a participant in Louisiana Offshore Ventures and Texas 3D Ventures, exploration and development partnerships managed by Houston
     Energy Development. This action will result in a savings to the Company of more than $1 million annually.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

     This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1999 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of ARO. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 8-K which ARO filed with the Securities and Exchange Commission on July 25, 1997.

     RECENT DEVELOPMENTS

     On January 4, 1999, ARO received notification from NASDAQ that unless the shares of ARO's common stock, par value $0.00001 per share (the "Common Stock"), report a closing bid of $1.00 or greater for ten consecutive trading days prior to April 5, 1999, ARO's securities will be subject to delisting. As of the date of the filing of this Report on Form 10-Q, the Common Stock has not reported a closing bid of $1.00 or greater for ten consecutive trading days. ARO had an oral hearing before the NASDAQ Qualifications Board with regard to this matter on May 13, 1999 and requested an extension of the deadline to comply with the continued listing requirements. The Company has not received any notices from the NASDAQ Stock Market since the hearing.

     In conjunction with the purchase of properties from TECO, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of Common Stock (First Warrants) at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire Common Stock equal to 10% of the Company's outstanding Common Stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5%
on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, Secondary Warrants). The price per share of Common Stock evidenced by the Secondary Warrants is $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of Common Stock. As of June 30, 1999, TECO had rights to acquire the 600,000 First Warrants and additional shares of Common Stock under the Secondary Warrants, all of which are exercisable through July 1, 1999.

     By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for a total of 747,159 shares of Common Stock; however, the shares had not yet been issued as of June 30, 1999.
The 600,000

First Warrants expired by their own terms on July 1, 1999. Thus, a total of 2,751,852 shares of Common Stock were issued to TECO pursuant to the TECO Warrant Agreement.

     On August 3, 1999, the Company executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity and an Investment Agreement for the sale of a 75% ownership interest in the Company through the issuance of new shares of Common Stock to BDEX. The total purchase price for the Common Stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of the Company from the effective date of January 1, 1999. The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of the Company as of December 31, 1998 and the consent of the Company's primary lender, DNB. In order to assure that the Company's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, the Company's indebtedness will be cancelled once BDEX has confirmed that the Company has complied fully with its representations, warranties, and obligations. There are no assurances the Company will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce the secured indebtedness. The Company anticipates that the closing will occur during the fourth quarter of this year.

     The Company also has agreed in principle to the divestiture of its Appalachian properties to a third party in exchange for the assumption of $12.5 million of indebtedness from DNB.
The Company anticipates closing this transaction during the month of August 1999.

     In July 1999, as part of its restructuring efforts, the Company reduced its New Orleans office staff to one geologist and one accountant as well as moved to a smaller office within the same building.

     In August 1999, the Company withdrew as a participant in Louisiana Offshore Ventures and Texas 3D Ventures, exploration and development partnerships managed by Houston Energy
Development. This action will result in a savings to the Company of more than $1 million annually.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1998

     REVENUES. Total revenues for the Company decreased 21% to $15.6 million for the first six months of 1999 from $19.5 million for the comparable period in 1998. Marketing revenues decreased approximately $.2 million, or 5%, primarily due to a market decline in oil and gas prices.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue decreased 36% to $9.5 million in the first six months of 1999, due primarily to reduced production attributable to wells which became non-productive in July and August of 1998. This reduction was partially offset by new wells drilled on acreage acquired in the TECO acquisition. (See Part I, Item 1, "Financial Statements -- Note 2," of this Report on Form 10-Q)

     The following table summarizes production volumes, average sales prices and period to period comparisons for the Company's oil and gas operations for the periods indicated:

                                 SIX MONTHS ENDED
                                    JUNE  30,
                                    ---------        % INCREASE
                                 1999        1998    (DECREASE)
                                 ----        ----    ----------

Production volumes:
 Natural gas (MMcf*)........    3,415        5,181      (34)
 Oil (MBbls*)...............      150          227      (34)
 Total (MMcfe*).............    4,313        6,542      (34)
Average sale prices:**
 Natural gas (per Mcf*).....   $ 2.23       $ 2.28       (2)
 Oil (per Bbl*).............   $12.26       $12.95       (5)
 Per Mcfe*..................   $ 2.19       $ 2.25       (3)
Expenses (per Mcfe*):
 Lease operating (including
  production taxes).........   $ 0.34       $ 0.32        6
 Depreciation, depletion
  and amortization..........   $ 1.62       $ 1.30       25
 Administrative.............   $ 0.54       $ 0.24      125

*(MMcf = million cubic feet; MBbls = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel; Mcfe = thousand cubic feet equivalent)

**Includes effect of hedging (excluding hedging, the average
price for gas would have been $1.87 per Mcf     and the average
price per Mcfe would have been $1.90).

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 30% to $1.4 million, in the first six months of 1999 due primarily to a significant decrease in ARO's production volumes. Oil and gas production expense was $0.34 per Mcfe for the first six months of 1999 compared to $0.32 for the same period in 1998, an increase of 6%.

     EXPLORATION COSTS. During the six months ended June 30, 1999, costs of approximately $.8 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under the Company's accounting method. Costs of approximately $1.8 million were incurred in the same period of 1998.

     IMPAIRMENT OF ASSETS. ARO assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to the Company's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During the first six months of 1999, the Company recorded a non-cash charge of $.05 million representing impairment of non-core oil and gas properties compared with a charge of $2.2 million for the same period in 1998.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 46% to $2.3 million in the first six months of 1999, and was $0.54 per Mcfe, an increase of 125% from the prior year. Total administrative expenses increased approximately $725,000 between the six month periods ended June 1998 and June 1999. This increase was primarily the result of a significant increase in legal and professional fees and travel expenses as ARO was involved in several litigation matters. Salaries also increased approximately $101,000 as a result of the hiring of additional staff for the Louisiana office, and ARO also paid approximately $109,000 in franchise taxes in 1999. The per unit increase occurred as the result of the decrease in production volumes.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense decreased 18% to $7 million in the first six months of 1999 and was $1.62 per Mcfe, an increase of 25% from the prior year. Total DD&A expense decreased due primarily to impairments recognized as of December 31, 1998. The per unit increase resulted primarily from a significant decrease in production volumes.

     INTEREST EXPENSE. Interest expense increased 46% to $4.6 million, in the first six months of 1999, due to additional borrowings to fund the TECO acquisition and expanded exploration and development activities.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $5.1 million for the six months ended June
30, 1999.

     THREE MONTHS ENDED JUNE 30, 1999 AND 1998:

     REVENUES. Total revenues for ARO decreased 40% to $6.5 million for the second quarter of 1999 compared with $10.8 million in 1998, due primarily to both a decrease in ARO's production volumes and a decrease in oil and gas prices. Marketing revenues decreased 12% to $1.6 million.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue decreased 65% in the second quarter of 1999 to $2.9 million. The decrease was primarily due to a decrease in oil and gas production volumes, a decrease in gas prices and a loss on ARO's hedging contracts amounting to approximately $607,000.

     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                THREE MONTHS ENDED
                                    JUNE  30,
                                    ---------        % INCREASE
                                 1999        1998    (DECREASE)
                                 ----        ----    ----------

Production volumes:
 Natural gas (MMcf*)........    1,336        3,038      (56)
 Oil (MBbls*)...............       73          115      (37)
 Total (MMcfe*).............    1,775        3,727      (52)
Average sale prices:**
 Natural gas (per Mcf*).....   $ 1.27       $ 2.29      (45)
 Oil (per Bbl*).............   $14.25       $13.27        7
 Per Mcfe*..................   $ 1.55       $ 2.64      (41)
Expenses (per Mcfe*):
 Lease operating (including
  production taxes).........   $ 0.58       $ 0.32       81
 Depreciation, depletion
  and amortization..........   $ 1.63       $ 1.35       21
 Administrative.............   $ 0.64       $ 0.22      191

*(MMcf = million cubic feet; MBbls = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel; Mcfe = thousand cubic feet equalivent)

**Includes effect of hedging (excluding hedging, the average price for gas would have been $1.78 per Mcf, and the average price per Mcfe would have been $1.89).

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 14% to $1 million in the second quarter of 1999 due primarily to a decrease in the costs associated with ARO's active participation in the exploration and development of the properties acquired in the TECO acquisition. Oil and gas production expense was $0.58 per Mcfe in the second quarter of 1999 as compared to $0.32 in 1998, an increase of 81%.

     EXPLORATION COSTS. During the second quarter of 1999, costs of approximately $.3 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under ARO's accounting method.
Exploration costs were approximately $1.8 million for the second quarter of 1998.

     IMPAIRMENT OF ASSETS. ARO assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to ARO's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. In the second quarter of 1999, ARO did not record an impairment to oil and gas properties while an impairment of $2.2 million was recorded in the same period of 1998.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 38% to $1.1 million in the second quarter of 1999 and was $0.64 per Mcfe, an increase of 191% from the prior year. Total administrative expenses increased approximately $310,000 between the quarters ended June 1999 and June 1998. This increase was primarily the result of a significant increase in legal and professional fees and travel expenses as ARO was involved in several litigation matters. Salaries also increased as a result of additional staff in the Louisiana office. The per unit increase was due primarily to a decrease in production volumes for the quarter.

     DD&A EXPENSE. DD&A expense decreased 43% to $2.9 million for the second quarter of 1999 and was $1.63 per Mcfe, a decrease of 21% from the prior year primarily due to impairments recognized as of December 31, 1998.

     INTEREST EXPENSE. Interest expense increased 4% to $2.3 million in the second quarter of 1999. The increase was attributable to an increase in interest rates.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $3.4 million for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at June 30, 1999 totaled $279,000.
Historically, ARO has funded its oil and gas exploration and development activities with operating cash flows, bank borrowings and issuance of equity and debt securities.

     As of June 30, 1999, the balance due under ARO's credit facility with DNB Energy Assets, Inc. ("DNB"), successor to Den norske Bank, AS ("Den norske"), was $48,173,000. Under the facility, ARO is required to maintain certain ratios relating to debt coverage ratio, current ratio, tangible net worth, general and administrative expenses and quarterly interest ratio. Under the covenants, the financial amounts used to compute the requirements are specifically defined in the agreement. At June 30, 1999, ARO was not in compliance with the required financial ratios in the credit agreement; and ARO has also not made the monthly principal reductions required in 1999. Consequently, on June 15, 1999,
DNB declared ARO to be in default under its credit facility. Therefore, this debt is classified as current in the accompanying balance sheets.

     On March 5, 1998, DNB provided bridge loans totalling $16.5 million in order for ARO to complete the acquisition of the TECO properties. The balance due DNB at June 30, 1999 for these loans was $15.6 million. The financing, as amended, matured December 31, 1998. On June 15, 1999, DNB declared ARO to be in default under the bridge loans. Therefore, this debt is classified as current in the accompanying balance sheets.

     Also in order to complete the acquisition of properties from TECO, ARO executed a note in favor of TECO (the "TECO Note") in the amount of $18.5 million. The TECO Note matured on October 1, 1998; and by letter dated October 2, 1998, TECO declared ARO in default. Therefore, this debt is classified as current in the accompanying balance sheets.

     In its Report on Form 10-Q for the quarter ended March 31, 1999, ARO estimated the capital expenditures for its development and exploratory program to be $8 to $9 million in 1999. Through June 30, 1999, ARO has expended more than $1 million on its 1999 exploration and development program. ARO's estimate of its capital expenditure budget will change on a month to month basis based upon drilling results and new opportunities. These expenditures are substantially at the discretion of ARO; and ARO is limited totally to its existing cash flow or the sale of properties to fund its capital expenditure budget.

     As of June 30, 1999, ARO has current liabilities in excess of current assets of approximately $6.3 million (excluding current portion of long-term debt and debt in default), is in default under its primary credit facility and bridge loans with DNB in the approximate amounts of $48 million and $15.6 million, respectively, is in default under its $18.5 million loan with TECO and has immediate needs with regard to its capital expenditure budget as discussed above. Based upon its current cash position, ARO will be unable to satisfy these commitments without generating additional funds.

     ARO has taken the following measures in an attempt to remedy the above deficiencies:

     On October 29, 1998, ARO's wholly-owned subsidiary, American
     Resources Offshore, Inc., was merged into ARO for the purpose of reducing administrative expenses, and ARO assumed the name of American Resources Offshore, Inc. at that time.

     At the time of the filing of this Report on Form 10-Q for the quarter ended June 30, 1999, the Company has agreed in principle to the divestiture of its Appalachian properties to a third party in exchange for the assumption of $12.5 million of indebtedness from DNB. The Company anticipates closing this transaction during the month of August 1999.

     During the first quarter of 1999, ARO settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of additional wells by surrendering its interest in its Grand Isle Block 55 wells to the operator of the wells. This settlement was reflected in ARO's December 31, 1998 financial statements.

     On August 3, 1999, the Company executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity and an Investment Agreement for the sale of a 75% ownership interest in the Company through the issuance of new shares of common stock to BDEX. The total purchase price for the Company's stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of the Company from the effective date of January 1, 1999. The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of the Company as of December 31, 1998 and the consent of the Company's primary lender, DNB. In order to assure that the Company's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, the Company's indebtedness will be cancelled once BDEX has confirmed that the Company has complied fully with its representations, warranties, and obligations. There are no assurances the Company will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce the secured indebtedness. Additionally, prior to closing, the Company has significant restrictions on its operations pursuant to the terms of the Investment Agreement, a copy of which is attached to the Company's Report on Form 8-K filed on August 6, 1999. The Company anticipates that the closing will occur during the fourth quarter of this year.

     In July 1999, as part of its restructuring efforts, the Company reduced its New Orleans office staff to one geologist and one accountant and moved to a smaller office within the same building.

     In August 1999, the Company withdrew as a participant in Louisiana Offshore Ventures and Texas 3D Ventures, exploration and development partnerships managed by Houston
     Energy Development. This action will result in a savings to the Company of more than $1 million annually.

     If ARO is unable to complete the restructuring with BDEX and Fidelity discussed above, other measures could be taken which might include, but not be limited to: (i) ARO's creditors could file an involuntary bankruptcy petition against ARO, (ii) ARO could file a voluntary petition for reorganization under the protection of the Bankruptcy Code, (iii) ARO could be unable to pursue acquisitions or exploit its oil and gas properties, (iv) ARO could lose business opportunities due to doubt about ARO's ability to satisfy its obligations, (v) ARO could be unable to realize the maximum value of its assets, and
(vi) ARO could be unable to invest adequate capital in its business. If a restructuring is not completed, ARO will most likely file a petition for reorganization and restructuring under the protection of the Bankruptcy Code. ARO can give no assurances that a bankruptcy proceeding will result in reorganization rather than liquidation. If liquidation were to occur, there is a substantial risk that little or no value would be available for distribution to the shareholders.

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

     ARO uses a PC based network system to process, record and analyze financial information. A majority of the equipment and support software has been purchased in recent years, and its suppliers have informed ARO that it is year 2000 compliant. However, the primary oil and gas software used by ARO's subsidiary is not year 2000 compliant at this time. In conjunction with an ongoing review of year 2000 issues, ARO has been in contact with the oil and gas software provider. The software provider is currently working towards making its system year 2000 compliant and expects to achieve this by the third quarter of 1999.

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

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS

     There have been no material changes in market risks since December 31, 1998. As of the date of this filing, ARO has terminated all forward sales agreements. ARO reocgnized a loss of approximately $607,000 during the second quarter of 1999 relative to the forward sales agreements and will recognize a loss during the months of July through October 1999 of approximately $1 million on the forward sales agreements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     ARO has previously reported legal proceedings in its 10-K
(see ARO's Report on Form 10-K for the year ended December 31,
1998).

     On July 23, 1999, ARO was named as a party defendant in a suit filed by Sundowner Offshore Services, Inc. ("Sundowner") which alleges, among other things, that approximately $1.3 million is owed to Sundowner by ARO. ARO has been in contact with Sundowner in an attempt to negotiate a settlement of the amount due and believes that the parties will be able to come to an amicable resolution of the suit such that it will be dismissed with prejudice for an amount less than the $1.3 million claimed.

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

     As of June 30, 1999, the balance due under ARO's credit facility with DNB was $48,173,000. At June 30, 1999, ARO was not in compliance with all of the required financial ratios required to be maintained under the credit facility. Additionally, at June 30, 1999, ARO was not in compliance with other required financial covenants in the credit agreement; and ARO has also not made the monthly principal reductions required in 1999. Consequently, on June 15, 1999, DNB declared ARO to be in default under its credit facility.

     On March 5, 1998, DNB provided bridge loans totalling $16.5 million in order for ARO to complete the acquisition of the TECO properties. The balance due DNB at June 30, 1999 for these loans was $15.6 million. The financing, as amended, matured December 31, 1998. On June 15, 1999, DNB declared ARO to be in default under the bridge loans.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following Exhibits are either attached hereto or incorporated herein by reference:

          10.91  Warrant Agreement between American Resources of
                 Delaware, Inc. and Teco Oil & Gas, Inc.
                 (incorporated by reference to Exhibit 10.91 to ARO's Form 8-K/A filed on March 16, 1998).

          10.97  Letter of intent dated May 21, 1999 between
                 Blue Dolphin Exploration Company and ARO
                 (incorporated by reference to Exhibit 10.97 to ARO's Form 8-K filed on June 7, 1999).

          10.98 Purchase and Sale Agreement between American Resources Offshore, Inc. and Fidelity Oil Holdings, Inc. (incorporated by reference to Exhibit 10.98 to ARO's Form 8-K filed on August 6, 1999).

          10.99 Investment Agreement between American Resources Offshore, Inc. and Blue Dolphin Exploration Company (incorporated by reference to Exhibit
                 10.99 to ARO's Form 8-K filed on August 6,
                 1999).

     (b)  Reports on Form 8-K:

               On June 7, 1999, ARO filed a Report on Form 8-K reporting the execution of a letter of intent with Blue
          Dolphin Exploration Company.

               On June 15, 1999, ARO filed a Report on Form 8-K/A reporting the exercise by TECO Energy, Inc. of certain rights to acquire Common Stock of ARO and also reporting that ARO had been declared to be in default under its credit facility and bridge loans with DNB Energy Assets, Inc.

               On August 6, 1999, ARO filed a Report on Form 8-K reporting the execution of a Purchase and Sale Agreement for the sale of 80% of its Gulf of Mexico properties to Fidelity Oil Holdings, Inc. and an Investment Agreement for the sale of a 75% ownership interest in ARO through the issuance of new shares of common stock to Blue Dolphin Exploration Company.

                           SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN RESOURCES OF DELAWARE INC.



Date:                    By: /s/ Ralph A. Currie
     -----------------      -----------------------------------
                              Ralph A. Currie
                              Chief Financial Officer
                              (Principal Accounting and Financial
                              Officer)

                          EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION OF EXHIBIT

10.91 Warrant Agreement between American Resources of Delaware, Inc. and Teco Oil & Gas, Inc. (incorporated by reference to Exhibit 10.91 to ARO's Form 8-K/A filed on March 16, 1998).

10.97          Letter of intent dated May 21, 1999 between
               Blue Dolphin Exploration Company and ARO
               (incorporated by reference to Exhibit 10.97 to ARO's Form 8-K filed on June 7, 1999).

10.98          Purchase and Sale Agreement between American
               Resources Offshore, Inc. and Fidelity Oil
               Holdings, Inc. (incorporated by reference to Exhibit 10.98 to ARO's Form 8-K filed on August 6,
               1999).

10.99          Investment Agreement between American
               Resources Offshore, Inc. and Blue Dolphin
               Exploration Company (incorporated by reference to Exhibit 10.99 to ARO's Form 8-K filed on August 6,
               1999).