Form 10-Q
period 1999-09-30
AMERICAN RESOURCES OFFSHORE INC
filed 1999-11-15
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM      TO     .
                                    ----    ----

                   Commission File No. 0-21472

                AMERICAN RESOURCES OFFSHORE, INC.
          (f/k/a American Resources of Delaware, Inc.)
         (Name of small business issuer in its charter)

          DELAWARE                           86-0713506
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     3141 Beaumont Centre Circle, Suite 203
     Lexington, Kentucky                            40513
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   606-514-7425

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  xx                  NO
             -------                 -------

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

     On October 31, 1999, 13,022,147 shares of the Registrant's
Common Stock, par value $.00001 per share, were issued and outstanding and 230,516 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

                AMERICAN RESOURCES OFFSHORE, INC.
                            FORM 10-Q

            For the Quarter Ended September 30, 1999

                              INDEX

                                                           Page
                                                           Number

PART I    -    FINANCIAL INFORMATION                          1

Item 1    -    Financial Statements (unaudited)               1

               Introduction to the Financial Statements       1

               Condensed Consolidated Balance Sheets -
               September 30, 1999 and December 31, 1998       3

               Condensed Consolidated Statements of
               Operations - Three and Nine Months Ended
               September 30, 1999 and 1998                    5

               Condensed Consolidated Statements of Cash
               Flows - Nine Months Ended September 30,
               1999 and 1998                                  6

               Notes to Condensed Consolidated Financial
               Statements                                     7

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    16

Item 3    -    Quantitative and Qualitative Disclosures
               About Market Risks                            24

PART II   -    OTHER INFORMATION                             24

Item 1    -    Legal Proceedings                             24

Item 3    -    Defaults upon Senior Securities               25

Item 6    -    Exhibits and Reports on Form 8-K              25

               Signature                                     26



PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The Financial Statements of American Resources Offshore, Inc. ("ARO") for the nine months ended September 30, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999.
The Financial Statements should be read in conjunction with ARO's Report on Form 10-K for the year ended December 31, 1998.


















                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

                CONDENSED, CONSOLIDATED FINANCIAL
                ---------------------------------
                           STATEMENTS
                           ----------

                    FOR THE NINE MONTHS ENDED
                    -------------------------
                   SEPTEMBER 30, 1999 AND 1998
                   ---------------------------

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

                  CONDENSED, CONSOLIDATED BALANCE SHEETS
                  --------------------------------------

                                  ASSETS
                                  ------

                                           SEPTEMBER 30,
                                                1999       DECEMBER 31,
                                            (UNAUDITED)      1998(*)
                                            -----------      -------
                                               (DOLLARS IN THOUSANDS)

Current assets:
  Cash and cash equivalents                   $    601       $    255
  Accounts and notes receivable, net             2,429          4,214
  Deferred tax asset                                 -            298
  Prepaid expenses and other                     1,362            689
                                              --------       --------
     Total current assets                        4,392          5,456
                                              --------       --------

Oil and gas properties, at cost
 (successful efforts method)                    79,997         98,161
Property and equipment, at cost                    197         14,645
                                              --------       --------
                                                80,194        112,806

Less accumulated depreciation,
  depletion and amortization                   (34,474)       (44,253)
                                              --------       --------
     Net property and equipment                 45,720         68,553
                                              --------       --------

Other assets                                       167          2,215
                                              --------       --------

     Total Assets                             $ 50,279       $ 76,224
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

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

            CONDENSED, CONSOLIDATED BALANCE SHEETS (CONTINUED)
            --------------------------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
         ---------------------------------------------------------

                                           SEPTEMBER 30,
                                                1999       DECEMBER 31,
                                            (UNAUDITED)      1998(*)
                                            -----------      -------
                                              (DOLLARS IN THOUSANDS)

Current liabilities
  Current portion of long-term debt           $      -       $ 64,033
  Debt in default                               70,462         18,500
  Accounts payable-Trade                         1,678          7,162
  Unearned revenue                                 215            667
  Accrued interest                               7,931          2,979
  Accrued expenses and other                     1,932            610
                                              --------       --------
     Total current liabilities                  82,218         93,951
                                              --------       --------

Long-term debt, excluding current portion            -            706
Unearned revenue                                     -          2,971
Deferred tax liability                               -            298

Stockholders' equity (capital deficiency):
  Series 1993 8% convertible preferred stock,
     par value and liquidation preference
     $12.00 per share; 1,000,000 shares
     authorized                                  1,871          1,871
  Common stock, par value $.00001 per share;
     50,000,000 shares authorized                    -              -
  Additional paid-in capital                    22,867         22,860
  Retained earnings (deficit)                  (55,964)       (45,720)
  Treasury stock at cost                          (713)          (713)
                                              --------       --------
     Total stockholders' equity
       (capital deficiency)                    (31,939)       (21,702)
                                              --------       --------

Commitments and contingencies
                                              --------       --------

     Total liabilities and stockholders'
       equity (capital deficiency)            $ 50,279       $ 76,224
                                              ========       ========

*Derived from audited financial statements.

See accompanying notes to condensed, consolidated financial statements.

                   AMERICAN RESOURCES OF DELAWARE, INC.
                   ------------------------------------

        CONDENSED, CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        -----------------------------------------------------------
          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
          -------------------------------------------------------

                                 QUARTER ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30           SEPTEMBER 30
                                  ------------           ------------
                                 1999       1998       1999         1998
                                 ----       ----       ----         ----
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating revenues:
  Oil and gas production       $ 2,828    $ 6,702    $12,282      $21,429
  Transportation                     -        206        368          596
  Marketing                          -      1,804      3,795        5,796
  Other                            153        319      2,125          746
                               -------    -------    -------      -------
                                 2,981      9,031     18,570       28,567
                               -------    -------    -------      -------

Operating expenses:
  Oil and gas production           862      1,331      2,306        4,184
  Exploration costs              1,625      1,314      2,416        2,324
  Transportation                     -         50        115          180
  Marketing                        148      1,905      4,192        5,865
  Depreciation, depletion
   and amortization              2,445      4,156      9,420       12,666
  Impairment of assets             319          -        365        2,168
  Administrative expenses          955        889      3,266        2,476
  Other                              -         26         56           78
                               -------    -------    -------      -------
                                 6,354      9,671     22,136       29,941
                               -------    -------    -------      -------

Operating income (loss)         (3,373)      (640)    (3,566)      (1,374)

Other income (expense):
  Interest expense              (2,007)    (2,122)    (6,560)      (5,249)
  Gain on sale of assets           194                   141
  Other                             12         26       (252)          78
                               -------    -------    -------      -------
                                (1,801)    (2,096)    (6,671)      (5,171)
                               -------    -------    -------      -------

     Income (loss) before
      income tax expense
      (benefit)                 (5,174)    (2,736)   (10,237)      (6,545)

Income tax expense (benefit)         -       (790)         -       (2,391)
                               -------    -------    -------      -------

     Net income (loss)          (5,174)    (1,946)   (10,237)      (4,154)

Preferred dividends                 (7)       (21)        (7)         (49)
                               -------    -------    -------      -------

Net income (loss) attributable
to common shares               $(5,181)   $(1,967)  $(10,244)     $(4,203)
                               =======    =======    =======      =======

Per common share:
  Basic                        $ (0.42)   $ (0.20)   $ (0.92)     $ (0.42)
                               =======    =======    =======      =======

Weighted average number of
 common shares outstanding      12,442     10,045     11,195       10,022
                               =======    =======    =======      =======

  Diluted                      $ (0.42)   $ (0.20)   $ (0.92)     $ (0.42)
                               =======    =======    =======      =======

Weighted average number of
common shares and dilutive
potential common shares         12,442     10,045     11,195       10,022
                               =======    =======    =======      =======

See accompanying notes to condensed, consolidated financial statements.

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

        CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
        -----------------------------------------------------------

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                     -------------
                                                  1999           1998
                                                  ----           ----
                                                 (DOLLARS IN THOUSANDS)

Net cash provided by (used in) operating
  activities                                      $   (161)      $ 31,373
                                                  --------       --------

Investing activities:
  Purchases of oil and gas property
     and equipment                                    (300)       (86,404)
  Proceeds from sale of assets                         601          1,251
  Other                                                483            102
                                                  --------       --------

     Net cash provided by (used in)
       investing activities                       $    784       $(85,051)
                                                  --------       --------

Financing activities:
  Proceeds from borrowings                               -         59,273
  Payments on borrowings                              (277)        (5,275)
  Deferred financing costs                               -         (1,040)
                                                  --------       --------

     Net cash provided by (used by)
       financing activities                       $   (277)      $ 52,958
                                                  --------       --------

     Increase (decrease) in cash                       346           (720)

Cash and cash equivalents at beginning of period       255          1,181
                                                  --------       --------

Cash and cash equivalents at end of period        $    601       $    461
                                                  ========       ========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 18,442 and 19,842 shares of Common Stock to holders of the Series 1993 and Series B
Preferred Stock during the nine months ended September 30, 1999 and 1998, respectively.


See accompanying notes to condensed, consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------



(1)  GENERAL

     American Resources Offshore, Inc. (ARO or the Company) (formerly known as American Resources of Delaware, Inc.), a Delaware corporation organized on August 14, 1992, is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil and gas properties offshore Louisiana and offshore Texas (Gulf Coast Region). These activities are considered to be one business segment for financial reporting purposes. Until July 1, 1999, the Company was also engaged in the acquisition, exploration, development and production of oil and gas in southeastern Kentucky (Appalachian Region) as well as gathered and marketed natural gas in the Appalachian Region.

     The Company sold its Appalachian oil and gas operations effective July 1, 1999 and the capital stock of its subsidiary effective at the close of business on September
     30, 1999 (see Note 2).

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1998 Form 10-K of the Company which was filed with the Securities and Exchange Commission.

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


                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

     During the third quarter of 1999, the Company entered into an agreement to sell its Appalachian oil and gas operations to Nami Resources Company, LLC (Nami Resources), an unrelated third party, effective July 1, 1999 in exchange for the assumption of $12.5 million of indebtedness from DNB. This transaction was completed and is more fully discussed in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the 1999 Proxy Statement). The 1999 Proxy Statement was filed with the Securities & Exchange Commission on November 4, 1999 and sets a date of December 1, 1999 for the Annual Meeting of Stockholders. The Company recognized a gain of approximately $990,000 during the third quarter of 1999 in connection with the sale.

     On August 3, 1999, the Company executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity Oil Holdings, Inc. (Fidelity) and an Investment Agreement for the sale of a 75% ownership interest in the Company through the issuance of new shares of common stock to Blue Dolphin Exploration Company (BDEX). The total purchase price for the Company's stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of the Company from the effective date of January 1, 1999. The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of the Company as of December 31, 1998 and the consent of the Company's primary lender, DNB Energy Assets, Inc. (DNB), successor to Den norske Bank, AS (Den norske). In order to assure that the Company's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, the Company's indebtedness will be cancelled once BDEX has confirmed that the Company has complied fully with its representations, warranties, and obligations. There are no assurances the Company will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce the secured indebtedness. Additionally, prior to closing, the Company has significant restrictions on its operations pursuant to the terms of the Investment Agreement, a copy of which is attached to the Company's Report on Form 8-K filed on August 6, 1999. This transaction is more fully discussed in the Company's 1999 Proxy Statement. The Company anticipates that the closing of the Fidelity and BDEX transaction will occur during the fourth quarter of this year.

     Pursuant to the terms of the Company's Investment Agreement with BDEX, effective at the close of business on September 30, 1999, the Company sold the capital stock of its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. (Southern) to Southern Gas Holding, LLC (Holding), a Kentucky limited liability company which is owned by Leonard
     K. Nave and a family trust in which Mr. Nave is the trustee. Due to the sale of the Appalachian oil and gas operations to Nami Resources, the only remaining assets of Southern were volumetric production payments receivable and tax refunds receivable with an aggregate book value of $226,000. However, Southern is a party to litigation filed in Federal Bankruptcy Court by Wright Enterprises, has continuing obligations under the sale to Nami Resources, has liabilities of approximately $68,000 and has unknown contingent liabilities. Mr. Nave is a director of the Company. Holding acquired the shares for a nominal amount in return for a full indemnity for all past operations and activities, a full release from lease obligations on the office in Versailles, Kentucky, and a termination and release of any severance rights from Mr. Nave.


                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------



(3)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                 SEPTEMBER 30,   DECEMBER 31,
                                      1999           1998
                                      ----           ----
                                    (DOLLARS IN THOUSANDS)

Borrowings under the Company's
credit facility, as amended,
with DNB, reduction subject to
availability under borrowing
base, $51,223,000 available
borrowing base as of
September 30, 1999; commencing
January 1, 1999, interest
payable monthly at the Floating
Rate, or LIBO Rate plus
2 1/2%; secured by oil and gas
properties, equipment and
receivables.                       $ 51,223        $ 48,173

Term Loan A payable to DNB,
due December 31, 1998, with
interest payable monthly at
the Floating Rate plus 1%, or
LIBO Rate plus 4% per annum;
secured by oil and gas
properties.                               -          15,000

Term Loan B payable to DNB,
due December 31, 1998, with
interest payable monthly at
the Floating Rate plus 1%, or
LIBO Rate plus 4% per annum;
secured by oil and gas
properties.                               -             550

Note payable to TECO Oil & Gas,
Inc., with a current interest
rate of 18% per annum.  The
note matured October 1, 1998.        18,500          18,500

Note payable to related party,
recourse only to specific
properties, interest payable at
prime rate plus 1% in connection
with the purchase of oil and
gas properties from Prima
Capital, LLC.                           739             987

Other notes                               -              29
                                   --------        --------
                                     70,462          83,239

Less - Current portion                    -         (64,033)
Less - Debt in default               70,462         (18,500)
                                   --------        --------

Long-term debt                     $      -        $    706
                                   ========        ========


                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

     On September 28, 1995, the Company entered into a $20 million revolving credit facility through February 1, 2002 with Den norske Bank, AS (Den norske). By November 1, 1997, the revolving credit facility had been increased to $75 million and the available borrowing base was increased to $30 million. On March 5, 1998, the borrowing base under the revolving credit facility was assigned to DNB Energy Assets, Inc. (DNB), successor to Den norske, and increased to $50 million to facilitate the purchase of oil and gas properties from TECO. As of June 15, 1999, the Company was not in compliance with the required financial covenants in the credit agreement; and the Company had also not made the monthly principal reductions required in 1999. Therefore, the Bank declared the Company to be in default under its credit facility on that date.

     On March 5, 1998, DNB also provided bridge loans totalling $16.5 million in order for the Company to complete the acquisition of the TECO properties. The bridge loans, as amended, matured on December 31, 1998. On June 15, 1999, DNB also declared ARO to be in default under the bridge loans which had a balance due of $15.6 million.

     Effective August 1, 1999, the Company and DNB entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes: i) a note in the amount of $51,223,000 which is the primary obligation of the Company; and ii) a note in the amount of $12,500,000 which is the primary obligation of Southern and guaranteed by the Company.
     Under the terms of the Guaranty Agreement entered into between the Company and DNB, the Company would be released from its guarantee of the Southern note at such time as the Appalachian oil and gas operations of Southern were sold. The sale of Southern's Appalachian oil and gas operations was completed; therefore, the Company is no longer a guarantor of the loan. Due to the fact that the Company's debt to DNB continues to be in default, it is classified as current in the accompanying balance sheets.

     In order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed a note in favor of TECO in the amount of $18.5 million (the TECO Note). As of September 30, 1999, the TECO Note bears interest at the rate of 18% per annum. The TECO Note matured on October 1, 1998, and is secured by a second lien on all properties of the Company. On March 6, 1999, TECO sold the TECO Note to R. Hale Energy Services, Inc. (Hale Energy). Effective July 26, 1999, the Company entered into a Settlement Agreement with Hale Energy under which Hale Energy agreed to release the Company from all of its liabilities relating to the TECO
     Note in exchange for approximately $990,400 cash to be paid at or prior to the closing of the transaction with Fidelity and BDEX (see Note 2).

     In addition to the TECO Note, the parties entered into a warrant agreement, more particularly described in Note 4 hereof, which grants TECO certain rights to acquire stock in the Company, together with the right to appoint two members to the Company's Board of Directors. The Company has not made any payments on the TECO Note; therefore, by letter dated October 2, 1998, TECO notified the Company that its nonpayment of principal and interest constitutes an Event of Default under the Credit Agreement. Therefore, this debt is classified as current in the accompanying balance sheets.
     As of September 30, 1999, TECO has exercised its rights to acquire 2,751,852 shares of common stock in the Company.
     The warrant agreement expired by its own terms on July 1, 1999, and TECO has waived its right to appoint members to the Company's Board of Directors.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

(4)  STOCKHOLDERS' EQUITY

     The Company has authorized fifty million (50,000,000) shares of Common Stock. Outstanding at September 30, 1999 and
     December 31, 1998 are 13,022,147 and 10,251,853 shares,
     respectively.

     The Company has authorized one million shares (1,000,000) shares of Series 1993 Preferred Stock and two million shares
     (2,000,000) of Series Preferred Stock subject to designation by the Board of Directors:

          Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per annum in common stock. 230,516 shares are outstanding at September 30, 1999 and December 31, 1998.

     On January 15, 1999 and July 15, 1999, the Board of
     Directors declared dividends payable in Common Stock on January 22, 1999 and July 22, 1999, respectively, to holders of the Series 1993 Preferred Stock totaling 9,221 shares and 9,221 shares, respectively.

     In conjunction with the purchase of properties from TECO, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants is $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of the Company's common stock. By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for 747,159 common shares, and the shares were issued on July 28, 1999. Therefore, a total of 2,751,852 common shares were issued to TECO pursuant to the TECO Warrant Agreement. The 600,000 First Warrants expired by their own terms on July 1, 1999.

     The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for (loss) income related to the unexercised stock options outstanding for the quarter ended September 30, 1999 and 1998, respectively.



                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------

                               Quarter ended               Quarter Ended
                             September 30, 1999          September 30, 1998
                             ------------------          ------------------
                                            Per                         Per
thousands except           Net             Share        Net            Share
per share amounts         (Loss)   Shares  Amount      Income  Shares  Amount
                          ------   ------  ------      ------  ------  ------

Basic earnings
(loss) per share
 Income (Loss)
  available to common
  stockholders           $(5,181)  12,442 $(0.42)    $(1,967)  10,045  $(0.20)
                                          ------                       ------

Potential common shares        -        -                  -        -
                         -------   ------            -------   ------

Diluted earnings
per share
 Income (Loss)
  available to common
  stockholders           $(5,181)  12,442 $(0.42)    $(1,967)  10,045  $(0.20)
                         =======   ====== ======     =======   ======  ======


(5)  INCOME TAXES

     The Company has not recorded a tax benefit in the period ended September 30, 1999 because there is a net operating loss carryover for financial statement purposes.

(6)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into short-term supply and purchase agreements. These agreements can stipulate either a fixed contract price or a floating price based on spot prices.

     ARO sells substantially all of its current Gulf Coast Region gas production through the respective operators of the wells. ARO utilizes forward sales contracts for a significant portion of its Gulf Coast Region gas production to achieve more predictable cash flows and to reduce the effect of fluctuations in gas prices. During the third quarter of 1999, ARO's Gulf Coast Region production averaged
     17.1 MMcfe per day. At September 30, 1999, ARO had forward sales arrangements through August 2000 with respect to 5 MMcfe per day at an average price of $2.75 per thousand cubic feet ("Mcf"). During 1998, ARO sold call options for 20 MMcfe per day at a call price of $2.70 per Mcf, expiring in March 2000. In exchange for establishing a ceiling of $2.70 per Mcf over the option term, ARO received an average option premium of $0.14 per Mcf on the volumes contracted for under the call option agreement. These contracts were terminated in January 1999 at a profit of $680,114. Effective April 1, 1999, the Company entered into call options for 10 MMcf of gas per day at a call price of $2.75, expiring March 31, 2001. In exchange for establishing a ceiling of $2.75 over the option term, ARO received an average option premium of $0.055 per Mcf on the volumes contracted for under the call option agreement. On July 23, 1999, the Company terminated these contracts at no profit or loss. Effective October 1, 1999, the Company entered into call options for 5 MMcf of gas per day at a call price of $3.25, expiring September 30, 2000. In exchange for establishing a ceiling price of $3.25 over the option term, ARO received an average option premium of $0.1175 per Mcf. In total, a loss of $222,126, included in production revenues, was recognized in the first nine months of 1999 relating to losses from hedging transactions. In the first nine months of 1998, a profit of $996,494 was recognized.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------


     ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

     Management attempts to schedule deliveries to mitigate any possible adverse effects of changing prices; however, gas prices are susceptible to change due to industry supply and demand positions.

(7)  GOING CONCERN ASSUMPTION

     As of September 30, 1999, the Company has current liabilities in excess of current assets of approximately $78 million and is in default under its loan with DNB in the approximate amount of $51 million as well as in default under its $18.5 million loan with TECO.

     The Company has taken the following measures in an attempt to remedy the above deficiencies:

          On October 29, 1998, the Company's wholly-owned subsidiary, American Resources Offshore, Inc., was merged into the Company for the purpose of reducing administrative expenses; and the Company assumed the name of American Resources Offshore, Inc. at that time.

          During the fourth quarter of 1998, the Board of Directors authorized and the Company entered into discussions with third parties for the sale of its Appalachian properties. During the third quarter of 1999, the Company entered into an agreement to sell its Appalachian oil and gas operations to Nami Resources, an unrelated third party, effective July 1, 1999 in exchange for the assumption of $12.5 million of indebtedness from DNB. This transaction was completed and is more fully discussed in the Company's 1999 Proxy Statement.

          During the first quarter of 1999, the Company settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of additional wells by surrendering its interest in its Grand Isle Block 55 wells to the operator of the wells. This settlement was reflected in the Company's December 31, 1998 financial statements.

          On August 3, 1999, the Company executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity and an Investment Agreement for the sale of a 75% ownership interest in the Company through the issuance of new shares of common stock to BDEX. The total purchase price for the Company's stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of the Company from the effective date of January 1, 1999. The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of the Company as of December 31, 1998 and the consent of the Company's primary lender, DNB. In order to assure that the Company's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, the Company's indebtedness will be cancelled once BDEX has confirmed that the Company has complied fully with its representations, warranties, and obligations. There are no assurances the Company will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENT
      ----------------------------------------------------
                           (UNAUDITED)
                           -----------


          the secured indebtedness. Additionally, prior to closing, the Company has significant restrictions on its operations pursuant to the terms of the Investment Agreement, a copy of which is attached to the Company's Report on Form 8-K filed on August 6, 1999. This transaction is more fully discussed in the Company's 1999 Proxy Statement. The Company anticipates that the closing of the Fidelity and BDEX transaction will occur during the fourth quarter of this year.

          Pursuant to the terms of the Company's Investment Agreement with BDEX, effective at the close of business on September 30, 1999, the Company sold the capital stock of Southern to Holding, a Kentucky limited liability company which is owned by Leonard K. Nave and a family trust in which Mr. Nave is the trustee. Due to the sale of the Appalachian oil and gas operations to Nami Resources, the only remaining assets of Southern were volumetric production payments receivable and tax refunds receivable with an aggregate book value of $226,000. However, Southern is a party to litigation filed in Federal Bankruptcy Court by Wright Enterprises, has continuing obligations under the sale to Nami Resources, has liabilities of approximately $68,000 and has unknown contingent liabilities. Mr. Nave is a director of the Company. Holding acquired the shares for a nominal amount in return for a full indemnity for all past operations and activities, a full release from lease obligations on the office in Versailles, Kentucky, and a termination and release of any severance rights from Mr. Nave.

          In July 1999, as part of its restructuring efforts, the Company reduced its New Orleans office staff to one geologist and one accountant and moved to a smaller office within the same building.

          Effective July 26, 1999, the Company entered into a Settlement Agreement with Hale Energy, the assignee of the TECO Note, under which Hale Energy agreed to release the Company from all of its liabilities relating to the TECO Note in exchange for approximately $990,400 cash to be paid at or prior to the closing of the transaction with Fidelity and BDEX.

          In August 1999, the Company withdrew as a participant in Louisiana Offshore Ventures and Texas 3D Ventures, exploration and development partnerships managed by Houston Energy Development. This action will result in a savings to the Company of more than $1 million annually.

          Effective August 1, 1999, the Company and DNB entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes: i) a note in the amount of $51,223,000 which is the primary obligation of the Company; and ii) a note in the amount of $12,500,000 which is the primary obligation of Southern and guaranteed by the Company. Under the terms of the Guaranty Agreement entered into between the Company and DNB, the Company would be released from its guarantee of the Southern note at such time as the Appalachian oil and gas operations of Southern were sold. As discussed above, the sale of Southern's Appalachian oil and gas operations was completed; therefore, the Company is no longer a guarantor of the loan.

          During the second and third quarters of 1999, the Company settled approximately $3.2 million of trade payables incurred as a result of work performed on properties owned by Chevron Corporation, USA.

     The financial statements do not include any adjustments at September 30, 1999, to reflect the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the Company's uncertain immediate future.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

     This Quarterly Report on Form 10-Q for American Resources Offshore, Inc. ("ARO") includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1999 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of ARO. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 8-K which ARO filed with the Securities and Exchange Commission on July 25, 1997.

     RECENT DEVELOPMENTS

     On January 4, 1999, ARO received notification from NASDAQ that unless the shares of ARO's common stock, par value $0.00001 per share (the "Common Stock"), report a closing bid of $1.00 or greater for ten consecutive trading days prior to April 5, 1999, ARO's securities would be subject to delisting. As of the date of the filing of this Report on Form 10-Q, the Common Stock has not reported a closing bid of $1.00 or greater for ten consecutive trading days. ARO had an oral hearing before the NASDAQ Qualifications Board with regard to this matter on May 13, 1999 and requested an extension of the deadline to comply with the continued listing requirements. However, the Company's stock was delisted on August 19, 1999, due to its failure to comply with the following requirements for continued listing:

     * net tangible assets of $2.0 million, or market capitalization of $35.0 million, or net income in the latest fiscal year or in 2 of the last 3 fiscal years of $500,000;

     *    a public float with a market value of $1.0 million; and

     *    a minimum bid price of $1.00.

On August 23, 1999, ARO requested the Nasdaq Hearing Review Council to review the decision of the Listing Qualifications Panel to delist the common stock. Since August 19, 1999, ARO's common stock has been quoted on the OTC Bulletin Board under the trading symbol "GASS.OB."

     In conjunction with the purchase of properties from TECO Oil & Gas, Inc. ("TECO"), the parties entered into a warrant agreement ("TECO Warrant Agreement") granting TECO warrants to acquire 600,000 shares of Common Stock ("First Warrants") at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire Common Stock equal to 10% of the Company's outstanding Common Stock and options if the $18.5 million note in favor of TECO ("TECO Note") was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, "Secondary Warrants"). The price per share of Common Stock evidenced by the Secondary Warrants is $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of Common Stock. By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for 747,159 common shares, and the shares were issued on July 28, 1999. Therefore, a total of 2,751,852 common shares were issued to TECO pursuant to the TECO Warrant Agreement. The 600,000 First Warrants expired by their own terms on July 1, 1999.

     On March 6, 1999, TECO sold the TECO Note to R. Hale Energy Services, Inc. ("Hale Energy"). Effective July 26, 1999, ARO entered into a Settlement Agreement with Hale Energy under which Hale Energy agreed to release ARO from all of its liabilities relating to the TECO Note in exchange for approximately $990,400 cash to be paid at or prior to the closing of the transaction with Fidelity Oil Holdings, Inc. ("Fidelity") and Blue Dolphin Exploration Company ("BDEX").

     Effective August 1, 1999, ARO and DNB Energy Assets, Inc. ("DNB"), successor to Den norske Bank ("Den norske"), entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes: i) a note in the amount of $51,223,000 which is the primary obligation of ARO; and ii) a note in the amount of $12,500,000 which is the primary obligation of Southern and guaranteed by ARO. Under the terms of the Guaranty Agreement entered into between ARO and DNB, ARO would be released from its guarantee of the Southern note at such time as the Appalachian oil and gas operations of Southern were sold. As discussed below, the sale of Southern's Appalachian oil and gas operations was completed; therefore, ARO is no longer a guarantor of the loan.

     On August 3, 1999, ARO executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity and an Investment Agreement for the sale of a 75% ownership interest in ARO through the issuance of new shares of Common Stock to BDEX. The total purchase price for the Common Stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of ARO from the effective date of January 1, 1999.
The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of ARO as of December 31, 1998 and the consent of ARO's primary lender, DNB. In order to assure that ARO's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, ARO's indebtedness will be cancelled once BDEX has confirmed that ARO has complied fully with its representations, warranties, and obligations. There are no assurances ARO will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce the secured indebtedness. Additionally, prior to closing, ARO has significant restrictions on its operations pursuant to the terms of the Investment Agreement, a copy of which is attached to ARO's Report on Form 8-K filed on August 6, 1999. This transaction is more fully discussed in the Proxy Statement for ARO's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). The 1999 Proxy Statement was filed with the Securities & Exchange Commission on November 4, 1999 and sets a date of December 1, 1999 for the Annual Meeting of Stockholders. ARO anticipates that the closing of the Fidelity and BDEX transactions will occur during the fourth quarter of this year.

     During the third quarter of 1999, ARO entered into an agreement to sell its Appalachian oil and gas operations to Nami Resources Company, LLC ("Nami Resources"), an unrelated third party, effective July 1, 1999 in exchange for the assumption of $12.5 million of indebtedness from DNB. This transaction was completed and is more fully discussed in ARO's 1999 Proxy Statement.

     Pursuant to the terms of ARO's Investment Agreement with BDEX, effective at the close of business on September 30, 1999, ARO sold the capital stock of its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. ("Southern") to Southern Gas Holding, LLC (Holding), a Kentucky limited liability company which is owned by Leonard K. Nave and a family trust in which Mr. Nave is the trustee. Due to the sale of the Appalachian oil and gas operations to Nami Resources, the only remaining assets of Southern were volumetric production payments receivable and tax refunds receivable with an aggregate book value of $226,000. However, at the time of conveyance, Southern was a party to litigation filed in Federal Bankruptcy Court by Wright Enterprises, has continuing obligations under the sale to Nami Resources, has liabilities of approximately $68,000 and has unknown contingent liabilities. Mr. Nave is a director of ARO. Holding acquired the shares for a nominal amount in return for a full indemnity for all past operations and activities, a full release from lease obligations on the office in Versailles, Kentucky, and a termination and release of any severance rights from Mr. Nave.

     In July 1999, as part of its restructuring efforts, ARO reduced its New Orleans office staff to one geologist and one accountant as well as moved to a smaller office within the same building.

     In August 1999, ARO withdrew as a participant in Louisiana
Offshore Ventures and Texas 3D Ventures, exploration and development partnerships managed by Houston Energy Development.
This action will result in a savings to ARO of more than $1 million annually.

     During the second and third quarters of 1999, ARO settled approximately $3.2 million of trade payables incurred as a result of work performed on properties owned by Chevron Corporation, USA.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

     REVENUES. Total revenues for ARO decreased 35% to $18.6 million for the first nine months of 1999 from $28.6 million for the comparable period in 1998, due primarily to significantly reduced production from the South Timbalier 148 and South Timbalier 211 properties and a loss of $222,000 from hedging activities. Marketing revenues decreased 35% to $3.8 million for the first nine months of 1999, primarily due to the sale of the Appalachian oil and gas properties effective July 1, 1999.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue decreased 43% to $12.3 million in the first nine months of 1999, due primarily to significantly reduced production from the South Timbalier 148 and South Timbalier 211 properties and a loss from hedging activities of $222,000.

     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                               NINE MONTHS ENDED
                                 SEPTEMBER  30,
                               -----------------     % INCREASE
                               1999        1998      (DECREASE)
                               ----        ----      ----------

Production volumes:
 Natural gas (MMcf*)            4,491      7,431        (40%)
 Oil (MBbls*)                     227        322        (30%)
 Total (MMcfe*)                 5,856      9,364        (37%)
Average sale prices:**
 Natural gas (per Mcf*)        $ 1.97     $ 2.34        (16%)
 Oil (per Bbl*)                $15.04     $12.58         20%
 Per Mcfe*                     $ 2.10     $ 2.29         (8%)
Expenses (per Mcfe*):
 Lease operating (including
  production taxes)            $ 0.39     $ 0.45         (3%)
 Depreciation, depletion
  and amortization             $ 1.61     $ 1.35         19%
 Administrative***             $ 0.56     $ 0.26        115%


   *(Mmcf = million cubic feet; MBbls = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet;
Bbl = barrel; Mcfe = thousand cubic feet equivalent)

 **Includes effect of hedging (excluding hedging, the average price for gas would have been $2.02 per Mcf and the average price per Mcfe would have been $2.14).


***Includes legal, travel, lease termination and employee reduction costs attributable to the Fidelity and BDEX transactions of $392,000, or $0.07 per Mcfe.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 45% to $2.3 million, in the first nine months of 1999 due primarily to a significant decrease in ARO's production volumes. Oil and gas production expense was $0.39 per Mcfe for the first nine months of 1999 compared to $0.45 for the same period in 1998, a decrease of 3%.

     EXPLORATION COSTS. During the nine months ended September 30, 1999, costs of approximately $2.4 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under ARO's accounting method.
Costs of approximately $2.3 million were incurred in the same period of 1998.

     IMPAIRMENT OF ASSETS. ARO assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to ARO's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During the first nine months of 1999, ARO recorded a non-cash charge of $365,000 representing impairment of non-core oil and gas properties compared with a charge of $2.2 million for the same period in 1998.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 32% to $3.3 million in the first nine months of 1999, and was $0.56 per Mcfe, an increase of 115% from the prior year. This increase was primarily the result of an increase in legal and professional fees, travel expenses, lease termination and employee reduction costs attributable to the Fidelity and BDEX transactions of approximately $392,000, or $0.07 per Mcfe The per unit increase occurred as the result of the decrease in production volumes.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense decreased 26% to $9.4 million in the first nine months of 1999 and was $1.61 per Mcfe, an increase of 19% from the prior year. The decrease in total DD&A expense was due primarily to a significant decrease in production volumes. The per unit increase resulted primarily from reserve revisions and increased provision for future plugging and abandonment costs.

     INTEREST EXPENSE. Interest expense increased 25% to $6.6 million, in the first nine months of 1999, due to additional borrowings to fund the TECO acquisition and expanded exploration and development activities and an overall increase in interest rates on the TECO indebtedness.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $10.2 million for the nine months ended
September 30, 1999.

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

     REVENUES. Total revenues for ARO decreased 67% to $3 million for the third quarter of 1999 compared with $9 million in 1998, due primarily to significantly reduced production from the South Timbalier 148 and South Timbalier 211 properties and a loss of $1,468,000 from hedging activities. Marketing revenues decreased to $0 for the third quarter of 1999 after having been $1.8 million for the same period in 1998 due to the sale of the Appalachian oil and gas properties effective July 1, 1999.

     OIL AND GAS PRODUCTION REVENUE. Oil and gas production revenue decreased 58% in the third quarter of 1999 to $2.8 million. The decrease was primarily due to a decrease in oil and gas production volumes, a decrease in gas prices and a loss on ARO's hedging contracts amounting to approximately $1,468,000.


     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                               THREE MONTHS ENDED
                                 SEPTEMBER  30,
                               ------------------    % INCREASE
                               1999        1998      (DECREASE)
                               ----        ----      ----------

Production volumes:
 Natural gas (MMcf*)            1,077      2,326        (54%)
 Oil (MBbls*)                      78        102        (24%)
 Total (MMcfe*)                 1,543      2,937        (47%)
Average sale prices:**
 Natural gas (per Mcf*)        $ 1.15     $ 2.37        (51%)
 Oil (per Bbl*)                $20.41     $11.61         75%
 Per Mcfe*                     $ 1.83     $ 2.28        (20%)
Expenses (per Mcfe*):
 Lease operating (including
  production taxes)            $ 0.56     $ 0.45         24%
 Depreciation, depletion
  and amortization             $ 1.59     $ 1.41         13%
 Administrative***             $ 0.62     $ 0.30        106%

  *(Mmcf = million cubic feet; MBbls = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet;
Bbl = barrel; Mcfe = thousand cubic feet equivalent)

 **Includes effect of hedging (excluding hedging, the average price for gas would have been $2.52 per Mcf, and the average price per Mcfe would have been $2.78).

***Includes legal, travel, lease termination and employee reduction costs attributable to the Fidelity and BDEX transactions of $392,000, or $0.25 per Mcfe.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 35% to $862,000 in the third quarter of 1999 due primarily to a decrease in the costs associated with ARO's active participation in the exploration and development of the properties acquired in the TECO acquisition and reduced production volumes. Oil and gas production expense was $0.56 per Mcfe in the third quarter of 1999 as compared to $0.45 in 1998, an increase of 24%.

     EXPLORATION COSTS. During the third quarter of 1999, costs of approximately $1.6 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under ARO's accounting method. Exploration costs were approximately $1.3 million for the third quarter of 1998.

     IMPAIRMENT OF ASSETS. ARO assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to ARO's oil and gas properties, fair value, on a depletable basis, was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. In the third quarter of 1999, ARO recorded an impairment to oil and gas properties of $319,000 compared with $0 for the same period of 1998.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 7% to $955,000 in the third quarter of 1999 and was $0.62 per Mcfe, an increase of 106% from the prior year. This increase was primarily the result of an increase in legal and professional fees, travel expenses, lease termination and employee reduction costs attributable to the Fidelity and BDEX transactions of approximately $392,000, or $0.25 per Mcfe. The per unit increase was due primarily to a decrease in production volumes for the quarter.

     DD&A EXPENSE. DD&A expense decreased 41% to $2.4 million for the third quarter of 1999 and was $1.59 per Mcfe, an increase of 13% from the prior year. The decrease in total DD&A expense was due primarily to a significant decrease in production volumes. The per unit increase resulted primarily from reserve revisions and increased provision for future plugging and abandonment costs.

     INTEREST EXPENSE. Interest expense decreased 5% to $2 million in the third quarter of 1999. The decrease was attributable to a reduction of long-term debt resulting from the sale of the Appalachian oil and gas properties.

     NET INCOME. Due to the factors described above, ARO recognized a loss of $5.2 million for the quarter ended September
30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at September 30, 1999 totaled
$601,000. Historically, ARO has funded its oil and gas exploration and development activities with operating cash flows, bank borrowings and issuance of equity and debt securities.

     Effective August 1, 1999, ARO and DNB entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes: i) a note in the amount of $51,223,000 which is the primary obligation of ARO; and ii) a note in the amount of $12,500,000 which is the primary obligation of Southern and guaranteed by ARO. Under the terms of the Guaranty Agreement entered into between ARO and DNB, ARO would be released from its guarantee of the Southern note at such time as the Appalachian oil and gas operations of Southern were sold. The sale of Southern's Appalachian oil and gas operations was completed; therefore, ARO is no longer a guarantor of the loan. As of September 30, 1999, the balance due under the new note was $51,223,000. ARO's debt to DNB continues to be in default and is classified as current in the accompanying balance sheets.

     In order to complete the acquisition of properties from TECO, ARO executed the TECO Note. The TECO Note matured on October 1, 1998; and by letter dated October 2, 1998, TECO declared ARO in default. Therefore, this debt is classified as current in the accompanying balance sheets. On March 6, 1999, TECO sold the TECO Note to Hale Energy. Effective July 26, 1999, ARO entered into a Settlement Agreement with Hale Energy under which Hale Energy agreed to release ARO from all of its liabilities relating to the TECO Note in exchange for approximately $990,400 cash to be paid at or prior to the closing of the transaction with Fidelity and BDEX.

     For the nine months ended September 30, 1999, ARO had expended more than $2 million on its 1999 exploration and development program. ARO's estimate of its capital expenditure budget will change on a month to month basis based upon drilling results and new opportunities. Pursuant to the terms of the Purchase and Sale Agreement and Investment Agreement entered into with Fidelity and BDEX, these expenditures are at the discretion of Fidelity and BDEX.

     As of September 30, 1999, ARO has current liabilities in excess of current assets of approximately $78 million, is in default under its loan with DNB in the approximate amount of $51 million, is in default under its $18.5 million loan with TECO and has immediate needs with regard to its capital expenditure budget as discussed above. Based upon its current cash position, ARO will be unable to satisfy these commitments without generating additional funds.

     ARO has taken the following measures in an attempt to remedy the above deficiencies:


     On October 29, 1998, ARO's wholly-owned subsidiary, American
     Resources Offshore, Inc., was merged into ARO for the purpose of reducing administrative expenses, and ARO assumed the name of American Resources Offshore, Inc. at that time.

     During the fourth quarter of 1998, the Board of Directors authorized and ARO entered into discussions with third parties for the sale of its Appalachian properties. During the third quarter of 1999, ARO entered into an agreement to sell its Appalachian oil and gas operations to Nami Resources, an unrelated third party, effective July 1, 1999 in exchange for the assumption of $12.5 million of indebtedness from DNB. This transaction was completed and is more fully discussed in ARO's 1999 Proxy Statement.

     During the first quarter of 1999, ARO settled approximately $12 million of trade payables incurred as a result of the capital requirements for the development of additional wells by surrendering its interest in its Grand Isle Block 55 wells to the operator of the wells. This settlement was reflected in ARO's December 31, 1998 financial statements.

     Pursuant to the terms of ARO's Investment Agreement with BDEX, effective at the close of business on September 30, 1999, ARO sold the capital stock of Southern to Holding, a Kentucky limited liability company which is owned by Leonard
     K. Nave and a family trust in which Mr. Nave is the trustee. Due to the sale of the Appalachian oil and gas operations to Nami Resources, the only remaining assets of Southern were volumetric production payments receivable and tax refunds receivable with an aggregate book value of $226,000. However, at the time of conveyance, Southern was a party to litigation filed in Federal Bankruptcy Court by Wright Enterprises, has continuing obligations under the sale to Nami Resources, has liabilities of approximately $68,000 and has unknown contingent liabilities. Mr. Nave is a director of ARO. Holding acquired the shares for a nominal amount in return for a full indemnity for all past operations and activities, a full release from lease obligations on the office in Versailles, Kentucky, and a termination and release of any severance rights from Mr. Nave.

     As discussed above, effective July 26, 1999, Hale Energy agreed to release ARO from all of its liabilities relating to the TECO Note in exchange for approximately $990,400 cash to be paid at or prior to the closing of the transaction with Fidelity and BDEX.

     Also as discussed above, effective August 1, 1999, ARO amended its credit agreement with DNB such that ARO is now obligated in the amount of $51,223,000 rather than $63,723,000 as a result of the sale of its Appalachian oil and gas operations.

     On August 3, 1999, ARO executed a Purchase and Sale Agreement for the divestiture of an undivided 80% interest in its Gulf of Mexico properties to Fidelity and an Investment Agreement for the sale of a 75% ownership interest in ARO through the issuance of new shares of common stock to BDEX. The total purchase price for ARO's stock and Gulf of Mexico properties is approximately $30.25 million and is subject to adjustments for operations of ARO from the effective date of January 1, 1999. The Closing of these transactions is subject to numerous conditions, including but not limited to, shareholder approval, simultaneous closing of each transaction, satisfaction of all debts and obligations of ARO as of December 31, 1998 and the consent of ARO's primary lender, DNB. In order to assure that ARO's representations in the Investment Agreement will be accurate post-closing, BDEX will acquire a portion of the secured indebtedness from DNB at a nominal cost to BDEX. At a post-closing date to be determined, ARO's indebtedness will be cancelled once BDEX has confirmed that ARO has complied fully with its representations, warranties, and obligations. There are no assurances ARO will be able to satisfy this requirement; and in that event, BDEX would have the right to enforce the secured indebtedness. Additionally, prior to closing, ARO has significant restrictions on its operations pursuant to the terms of the Investment Agreement, a copy of which is attached to ARO's Report on Form 8-K filed on August 6, 1999. This transaction is ore fully discussed in ARO's 1999

     Proxy Statement. ARO anticipates that the closing of the Fidelity and BDEX transaction will occur during the fourth quarter of this year.

     In July 1999, as part of its restructuring efforts, ARO reduced its New Orleans office staff to one geologist and one accountant and moved to a smaller office within the same building.

     During the second and third quarters of 1999, ARO settled approximately $3.2 million of trade payables incurred as a result of work performed on properties owned by Chevron
     Corporation, USA.

     In August 1999, ARO withdrew as a participant in Louisiana
     Offshore Ventures and Texas 3D Ventures, exploration and development partnerships managed by Houston Energy
     Development. This action will result in a savings to ARO of more than $1 million annually.

     ARO believes that its failure to complete the restructuring with BDEX and Fidelity discussed above could result in the following: (i) ARO's creditors could file an involuntary bankruptcy petition against ARO, (ii) ARO could file a voluntary petition for reorganization under the protection of the Bankruptcy Code, (iii) ARO could be unable to pursue acquisitions or exploit its oil and gas properties, (iv) ARO could lose business opportunities due to doubt about ARO's ability to satisfy its obligations, (v) ARO could be unable to realize the maximum value of its assets, and (vi) ARO could be unable to invest adequate capital in its business. If a restructuring is not completed, ARO will most likely file a petition for reorganization and restructuring under the protection of the Bankruptcy Code. ARO can give no assurances that a bankruptcy proceeding will result in reorganization rather than liquidation. If liquidation were to occur, there is a substantial risk that little or no value would be available for distribution to the shareholders.

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

     ARO uses a PC based network system to process, record and analyze financial information. All of the equipment and support software has been purchased in recent years, and its suppliers have informed ARO that it is year 2000 compliant.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

     There have been no material changes in market risks since
December 31, 1998.  ARO recognized a loss of approximately
$222,000 for the first nine months of 1999 and a loss of approximately $1.5 million for the third quarter of 1999 relative to forward sales agreements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     ARO has previously reported legal proceedings in its 10-K
(see ARO's Report on Form 10-K for the year ended December 31,
1998).

     On July 23, 1999, ARO was named as a party defendant in a suit filed by Sundowner Offshore Services, Inc. ("Sundowner") which alleged, among other things, that approximately $1.3 million was owed to Sundowner by ARO. ARO has entered into a settlement agreement with Sundowner for $800,000 plus interest. Settlement of this matter will be finalized at the closing of the transaction with Fidelity and BDEX.

     On May 13, 1998, ARO and its wholly-owned subsidiary,
Southern Gas Co. of Delaware, Inc., were named as defendants in litigation filed by Wright Enterprises asserting successor liability to certain alleged obligations of Southern Gas Company, Inc., the company from which ARO purchased its Kentucky operations. On November 8, 1999, a summary judgment was entered in favor of the Company.

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

     In April 1999, ARO was named as a defendant in litigation filed by a trade creditor for work performed on behalf of the Company on Grand Isle Block 55. The trade creditor was seeking the sum of approximately $29,000 for services rendered. This matter has been settled by the Company.

     In April 1999, ARO was named as a defendant in litigation filed by a trade creditor for work performed on behalf of the Company on South Timbalier Block 21 and 27. The trade creditor was seeking the sum of approximately $51,000 for services rendered. This matter has been settled by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On March 5, 1998, ARO entered into the TECO Note and a credit facility agreement ("Credit Agreement") with TECO. The TECO Note matured on October 1, 1998, and ARO did not make any payments of principal and interest pursuant to the terms of the TECO Note. On October 2, 1998, ARO was informed by TECO that it is in default under the Credit Agreement; however, due to limited remedies and restrictions which are more fully discussed elsewhere in this 10-Q, TECO is restricted from taking action to enforce the payment of the TECO Note. The current arrearage at the time of the filing of this Report on Form 10-Q is $18.5 million plus accrued interest. Effective July 26, 1999, Hale Energy, assignee of the TECO Note, agreed to release ARO from all of its liabilities relating to the TECO Note in exchange for approximately $990,400 cash to be paid at or prior to the closing of the transaction with Fidelity and BDEX.

As of June 15, 1999, DNB had declared ARO to be in default under its credit facility and bridge loans. Effective August 1, 1999, ARO and DNB entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes: i) a note in the amount of $51,223,000 which is the primary obligation of ARO; and ii) a note in the amount of $12,500,000 which is the primary obligation of Southern and guaranteed by ARO. Under the terms of the Guaranty Agreement entered into between ARO and DNB, ARO would be released from its guarantee of the Southern note at such time as the Appalachian oil and gas operations of Southern were sold. The sale of Southern's Appalachian oil and gas operations was completed; therefore, ARO is no longer a guarantor of the loan. As of September 30, 1999, the balance due under the new note was $51,223,000. ARO's debt to DNB continues to be in default and is classified as current in the accompanying balance sheets.

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

                         AMERICAN RESOURCES OFFSHORE, INC.



Date:  November 15, 1999 By: /s/ Ralph A. Currie
                            ------------------------------------
                              Ralph A. Currie
                              Chief Financial Officer
                              (Principal Accounting and
                                Financial Officer)



