Form 10-K
period 1999-12-31
AMERICAN RESOURCES OFFSHORE INC
filed 2000-03-31
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from      to     .
                                    ----    ----

                   Commission File No.0-21472

                American Resources Offshore, Inc.
         (Name of small business issuer in its charter)

          Delaware                               86-0713506
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


     801 Travis, Suite 2100
     Houston, Texas                                 77002
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code:   713-227-7660

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

                         YES   xx            NO
                            -------             -----

X    Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,432,918 as of March 15, 2000, based upon the closing sale price of the Common Stock on the OTC Bulletin Board on March 15, 2000 of $0.19 per share. As of March 15, 2000, Registrant had 52,522,136 shares of Common Stock, par value $.00001 per share, and 39,682 shares of Series 1993 Preferred Stock, par value $12.00 per share, outstanding.


               DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in this report in the Part(s) indicated:

     None.


                        TABLE OF CONTENTS
                                                             Page
                             PART I

Item 1.   Business ...........................................  1

Item 2.   Property ...........................................  9

Item 3.   Legal Proceedings .................................. 13

Item 4.   Submission of Matters to a Vote of
          Security Holders ................................... 14

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters ................................ 16

Item 6.   Selected Financial Data ............................ 17

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...... 18

Item 8.   Financial Statements ............................... 24

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ............. 24

                            PART III

Item 10.  Directors and Executive Officers ................... 26

Item 11.  Executive Compensation ............................. 30

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management .............................. 33

Item 13.  Certain Relationships and Related Transactions ..... 34

                             PART IV

Item 14.  Exhibits and Reports on Form 8-K ................... 36

Signatures ................................................... 74

Exhibit Index ................................................ 75

                             PART I

ITEM 1.   BUSINESS:

OVERVIEW:

     American Resources Offshore, Inc. is an independent oil and gas company engaged in the exploration, development, and production of oil and gas properties in the Gulf Coast region offshore Louisiana and Texas. We own interests in 27 wells and 42 lease blocks located offshore in the Gulf of Mexico. In December 1999, our stockholders approved the sale of substantially all of our assets, including our Appalachian oil and gas properties and operations, an 80% interest in our assets located in the Gulf of Mexico and other assets. These transactions and other related matters are discussed in greater detail below.

     Our 1999 Restructuring. As a result of our financial condition, we were forced to restructure our company. We were in default on approximately $82.1 million of our long-term debt and we experienced a significant decrease in revenues. On July 30, 1999, we entered into agreements with Blue Dolphin Exploration Company ("Blue Dolphin Exploration") and Fidelity Oil Holdings, Inc. ("Fidelity Oil"), and on December 2, 1999, we:

     - sold to Blue Dolphin Exploration 39,509,457 shares of our common stock, resulting in Blue Dolphin Exploration owning approximately 75% of the combined voting power of all classes of our voting securities. The purchase price for the shares was $4,517,734 after giving effect to post closing price adjustments. We refer to the contract between us and Blue Dolphin Exploration relating to this transaction as the "Investment Agreement."

     - sold to Fidelity Oil an 80% interest in all of our oil and gas properties located in the Gulf of Mexico. The purchase price for the 80% interest was $24,238,318 after giving effect to post closing price adjustments. We refer to the contract between us and Fidelity Oil relating to this transaction as the "Purchase and Sale Agreement."

     We also entered into other related transactions which are described below.

     - In October 1999, we sold all of our Appalachian oil and gas properties and operations located in Kentucky and Tennessee to Nami Resources Company LLC ("Nami
          Resources") in exchange for:

          -- the assumption by Nami Resources of $12.5 million of our senior debt held by Den norske Bank and our release by Den norske Bank from any further liability on the indebtedness assumed by Nami Resources (we refer to the several promissory notes evidencing our senior debt held by Den norske Bank collectively as the "DnB Note," which was secured by a first lien on substantially all of our assets); and

          -- our release from any further obligation under a guarantee we issued to Austin Energy Funding with respect to the future production rates of wells located on the Appalachian oil and gas properties we sold to Nami Resources.

     In December 1999, we sold the stock of Southern Gas Co. of Delaware, Inc. ("Southern Gas"), our subsidiary that formerly owned the Appalachian oil and gas properties we sold to Nami Resources, to an affiliate of one of our former directors, Leonard K. Nave, in exchange principally for our release from certain liabilities we owed to Mr. Nave and his affiliates and the buyer's agreement to indemnify us for past operations and activities of Southern Gas.

     - We paid down $27 million on the DnB Note, and Den norske Bank sold the DnB Note and all related security interests and liens to Blue Dolphin Exploration. Den norske Bank also received the right to receive a contingent, future payment if the combined, cumulative net revenues received by us and Fidelity Oil Holdings that are attributable to our proved oil and gas resources in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil Holdings and we will pay 20%.

     - When Blue Dolphin Exploration purchased our DnB Note, it modified the note and related loan documents so that it:

          --   reduced the principal amount we owe under the DnB
               Note to $5.0 million;

          -- deferred its right to receive payments under the DnB Note through December 31, 2000, if we remain in compliance with the modified loan documents and the Investment Agreement through that same date;

          --   agreed to forgive all of the remaining
               indebtedness, including all principal and interest, under the DnB Note, if we remain in compliance with the modified loan documents and the Investment Agreement through December 31, 2000; and

          -- agreed to refrain from exercising or enforcing through December 31, 2001, any of its rights that arose because of our defaults under the DnB Note and related liens and loan documentation before they were modified, if we remain in compliance with the modified loan documents and the Investment Agreement through December 31, 2001.

TECHNOLOGY:

     We intend to continue to use 3-D seismic surveys to evaluate our exploratory prospects in the Gulf Coast Region prior to drilling thereon. The availability of 3-D data at reasonable cost makes it an attractive risk management tool for the shallow waters of the Gulf of Mexico. The use of 3-D seismic technology will provide us with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects than 2-D seismic technology and traditional evaluation methods. We believe that our use of 3-D seismic technology improves its likelihood of drilling success and provides us with an advantage over those companies that do not regularly use similar technology.

MARKETING AND CUSTOMERS:

     We sell substantially all of our current oil and gas production through contracts administered by the operators of our properties. The price we receive is based on current market prices. Previously, forward sales contracts were used to reduce the effect of fluctuations in gas prices.

COMPETITION:

     The oil and gas industry is highly competitive, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of our competitors have financial and personnel resources and exploration and development budgets that are substantially greater than ours, which may affect our ability to compete with these companies.

REGULATIONS:

     ENVIRONMENTAL. Our activities with respect to (1) exploration, development, and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and treatment of natural gas and natural gas liquids are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. Similarly, such regulation has also increased the cost of design, construction, and operation of natural gas pipelines and treatment facilities. In most instances, the regulatory requirements relate to the handling and disposal of drilling production waste and waste created by water and air pollution control procedures or equipment. Although we believe that compliance with existing environmental regulations will not have a material adverse effect on operations or earnings, the risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations could result in substantial costs and liabilities to us.

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

     We generate or have generated in the past wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. EPA and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore be subject to more rigorous and costly operating and disposal requirements.

     We currently own or lease, or have in the past owned or leased, numerous properties that for many years have been either used for the exploration and production of oil and gas or used to store and maintain equipment that was regularly used in these operations. Although we utilized operating and disposal practices that were standard for the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have from time to time been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The Oil Pollution Act ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into the navigable waters of the United States. OPA subjects owners and operators of facilities to strict joint and several liability for all containment and cleanup costs and certain other public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, however a party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility for potential oil spills. OPA originally required owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the rule, the responsible party can establish financial responsibility through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. On September 30, 1996, Congress passed legislation lowering the minimum financial responsibility requirement for offshore facilities in United States waters under OPA to $35 million, subject to increases up to a maximum of $150 million if the risk posed by a potential oil spill indicates the increase is warranted. The United States Department of the Interior Minerals Management Service ("MMS") has proposed a final rule to implement these financial assurance requirements. See 62 Fed. Reg. 14,052 (March 25, 1997). MMS has not yet issued the final financial responsibility rule. While the financial assurance requirements under OPA may impose additional costs on us, the impact of the rule is not expected to be any more burdensome to us than it will be to other similarly situated owners and operators with operations within or adjacent to the waters of the United States.

     The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or in the ground. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. In addition, the CWA and analogous state laws require permits to authorize discharges into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, we are required to maintain such permits or meet general permit requirements. In 1992, EPA adopted regulations concerning the discharge of storm water runoff. This program requires that covered facilities obtain individual permits, participate in a group permit, or seek coverage under an EPA general permit. We believe that we are in substantial compliance with the requirements of the CWA and OPA and that any non-compliance would not have a material adverse effect on us.

     FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the FERC. Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. On July 29, 1989, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") was enacted, which removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales," such as sales by us of our own production. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

     Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters; however, we do not believe that we will be affected by any action taken materially differently than other natural gas producers and marketers with which we compete.

     The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS. While we do not currently own or operate any gathering lines on the OCS, future expansion of our business in the Gulf of Mexico may be impacted by the OCSLA.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     FEDERAL LEASES. Certain of our operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities.
To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated; and the MMS has recently proposed, but not yet enacted, regulations that would allow it to expel unsafe operators from existing OCS platforms and bar them from obtaining future leases. Any such suspension, termination or bar could materially and adversely affect our financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the OPA, as described below.

     The MMS issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establishing a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. We cannot predict what action the MMS will take on this matter, nor can we predict at this stage of the rulemaking proceeding how we might be affected by this amendment to the MMS' regulations.

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

     Recently, the MMS has issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. We cannot predict what, if any effect the new rule will have on our operations.

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. Production of oil and gas by us is also affected by state regulations. We conduct operations in Texas state waters in the Gulf of Mexico. State regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Such regulations include requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations including the regulation of the size of drilling spacing units or proration units, the density of wells that may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas that we can produce from our wells and may limit the number of wells or the locations at which we can drill. To the extent any of our natural gas gathering facilities are subject to state regulations, regulation of gathering facilities generally includes various safety, environmental, and in some circumstances nondiscriminatory take requirements, but does not generally entail rate regulation. Inasmuch as such laws and regulations are periodically expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations; however, we do not believe we will be affected by these laws and regulations materially differently than the other oil and natural gas producers with which we compete.

     OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The effect that these rules may have on the cost of moving our product to market is uncertain.

OPERATING HAZARDS AND INSURANCE:

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In addition to the foregoing, our operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions.

     In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. We maintain insurance to cover business interruption and loss of revenues on our proved producing properties; however, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

EMPLOYEES:

     On March 15, 2000, we had no full time employees due to our contractual arrangement with Blue Dolphin Services for management and administrative services as well as our consulting arrangement with some of our former management personnel through February 2001. From time to time, we also use a series of independent consultants and contractors to perform various professional services, particularly in the areas of geology and environmental assessment.

ITEM 2.   PROPERTY:

     As a result of the transactions previously described, as of December 31, 1999, all of our oil and gas properties are located in the Gulf Coast Region and represent 100% of our PV-10 Value for proved reserves. This region is a well established oil and gas producing basin with a substantial history of exploration and development activity.

     The following table provides proved reserve information for our major fields as of December 31, 1999:
                                                          % of
                                              Gas         Proved
                           Oil      Gas       Equivalent  PV-10
Fields:                    (Bbl*)   (MMcf*)   (MMcfe*)    Value
------                     ------   -------   --------    -----

West Cameron 172 .......    4,861      860       889       24%
South Timbalier 211 ....    3,365      613       633       12%
South Timbalier 148 ....   67,204    1,450     1,853       31%
Ship Shoal 150 .........   58,006      118       466       14%
Galveston 394/395 ......       30      178       178        5%
Other ..................   11,802    1,130     1,202       14%
                          -------    -----     -----      ----

   Total net proved
    reserves              145,268    4,349     5,221      100%
                          =======    =====     =====      ====

*(Bbl - barrels; MMcf - million cubic feet; MMcfe - million cubic feet equivalent.)

FIELDS:

     As of December 31, 1999, we owned interests in 42 leases in the offshore Gulf of Mexico. These leases cover a total of 195,000 acres, and we own working interests ranging from 19% to 1% with an average working interest of 5.96%. Of the leases located in Federal OCS waters, 23 are offshore Louisiana and 18 are offshore Texas. Two leases are in state waters offshore Louisiana, and one lease is in the state waters of offshore Texas. Ten of the leases are currently producing, and the remainder are in prospect inventory and scheduled for development. Those leases not producing are under primary term. The expiration of primary terms of the currently undeveloped leases occurs as follows: 9 in 2000, 17 in 2001, 5 in 2002, and 1 in 2003.

     WEST CAMERON 172. West Cameron Block 172 is located 25 miles offshore Louisiana in an average water depth of 40 feet.
We own a 5.4% working interest in the lease that covers 5,000 acres. We currently own working interest in two producing wells on the lease operated by IP Petroleum Company, Inc. ("IPP") We own a reversionary, after-payout interest in a third well that is expected to reach payout in the first quarter of 2000. We do not currently plan to participate in any further development of the lease.

     SOUTH TIMBALIER 211. South Timbalier Block 211 is located 42 miles offshore Louisiana in an average water depth of 140 feet. We own a 6.00012% working interest in the lease that covers 5,000 acres. We own working interest in two producing wells on the lease operated by IPP. We own an overriding royalty interest in one well on the lease that was drilled under a farmout by Spinnaker Exploration Company, LLC, during 1999 and is anticipated to commence production in the first quarter of 2000. There is developmental drilling opportunity on the lease.

     SOUTH TIMBALIER 148. South Timbalier Block 148 is located 30 miles offshore Louisiana in an average water depth of 100 feet and is operated by Newfield Exploration Company. We own a working interest in the lease on the west half of the block that covers 2,500 acres. We own interest in seven producing wells on three production platforms. Our working interest in the wells ranges from 9% to 1%, and there are multiple development drilling opportunities on the lease.

     SHIP SHOAL 150. Ship Shoal Block 150 is located 31 miles offshore Louisiana in an average water depth of 53 feet. We own a 10% working interest in 4,297 acres of the lease that covers the entire 5,000 acre block. We own working interest in two producing wells on the lease operated by Century. We own overriding royalty interest in one producing well on the lease operated by PennzEnergy, LLC. We do not currently plan to participate in any further development on the lease.

     GALVESTON 394/395. Galveston Blocks 394 and 395 are located 21 miles offshore Texas in an average water depth of 85 feet. We own 6.66666% working interest in both leases, each of which covers 5,760 acres. We own working interest in one producing well one each lease, both of which are operated by IPP. An additional developmental opportunity exists on Galveston Block 418, an adjacent lease to the south in which we own an interest. Successful development on Block 418 would be tied back to the Galveston Block 395 facility.

     OTHER. Other leases that contain proven reserves are West Cameron Block 368, offshore Louisiana, accounting for 212 MMcfe; Galveston 213, offshore Texas, accounting for 114 MMcfe; and Ship Shoal 97, offshore Louisiana, accounting for 876 MMcfe. The development of these reserves requires the drilling of new wells on each property.

OIL AND GAS OPERATIONS:

     OIL AND GAS RESERVES. Estimated net quantities and the related costs and present values of our oil and gas reserves are set out in "Oil and Gas Producing Activities (Unaudited)" to the Financial Statements included in Item 8 to this Report on Form 10-
K. No estimates of our total, proved net oil or gas reserves have been filed with, or included in, reports to any other federal authority or agency since the beginning of the last fiscal year.

     PRODUCTION. The following tables set forth for each of the last three fiscal years by the primary geographic areas in which we own or owned production, which are identified as the Appalachian Region of Kentucky and the Gulf Coast Region, the average sale price and production cost per barrel of oil or thousand cubic feet ("Mcf") of gas produced by wells we own or owned. The amounts include only marketable production of oil or gas (on an "as sold" basis) and produced to our interest, less royalties and production due others. We do not own any oil properties in Kentucky.

                      KENTUCKY (GAS ONLY)*

                   Average Sales          Average Production
Fiscal             Price Per Unit           Cost Per Unit
 Year                Gas (Mcf)                Gas (Mcf)
------               ---------                ---------

 1999                  $1.99                      $0.76
 1998                  $2.19                      $0.49
 1997                  $2.24                      $0.79


*For the years 1999, 1998 and 1997, the Average Sales Price and Production Cost per Unit were calculated using the weighted average method, comparing volumes delivered with the price for each category previously reported. As further described in Part I, Item 1, "Our Business," of this Report on Form 10-K, we sold our Appalachian properties and operations during the fourth quarter of 1999.

                 GULF COAST REGION (OIL AND GAS)

                Average Sales              Average Production
                Price Per Unit               Cost Per Unit
Fiscal   ---------------------------  ----------------------------
 Year    Oil (per bbl) Gas (per Mcf)  Oil (per bbl)  Gas (per Mcf)
------   ------------- -------------  -------------  -------------

1999           $16.88        $2.22*          $2.16        $0.41
1998           $12.59        $2.47*          $2.16        $0.41
1997           $18.08        $2.64*          $1.56        $0.27

*Includes effect of hedging activities.

     PRODUCTIVE WELLS AND ACREAGE AS OF DECEMBER 31, 1999. The following tables set forth as of December 31, 1999, the total gross and net productive wells in which we had an interest (expressed separately for oil and gas), and the total gross and net developed acres in which we had an interest by geographic area. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                 GULF COAST REGION (OIL AND GAS)

  Total Gross       Total Net
Productive Wells Productive Wells
---------------- ----------------  Total Gross      Total Net
 Oil      Gas     Oil     Gas    Developed Acres Developed Acres
 ---      ---     ---     ---    --------------- ---------------

  17       10     .73     .61         45,497         2,820


     UNDEVELOPED ACREAGE AS OF DECEMBER 31, 1999. The following table sets forth as of December 31, 1999, the amount of undeveloped gross and net leasehold acreage in which we had an interest.

                        GULF COAST REGION

       Gross           Net
    Undeveloped    Undeveloped      Acreage       Remaining
       Acres          Acres      Concentration       Term
       -----          -----      -------------       ----

      149,205         8,971            *              **


*Not less than the legal spacing required by applicable
 authorities.
**The remaining term of the leases varies.

     DRILLING ACTIVITIES. The following table describes our drilling activity for the last three fiscal years.

        Net Productive    Net Dry     Net Productive Net Dry
         Exploratory    Exploratory   DevelopmentalDevelopmental
Fiscal      Wells          Wells          Wells       Wells
 Year      Drilled        Drilled        Drilled     Drilled
------     -------        -------        -------     -------

 1999      0.00            0.27(1)       0.00          0.00
 1998      1.20(2)         2.10(3)       8.30(2)       0.00
 1997      0.60(4)         1.70(5)       1.00(4)       0.00

(1) We drilled the D-3 well on West Cameron 172, in which we had a 27% working interest.

(2) We owned working interests ranging between 26.95% and 33.33% in 4 exploratory wells drilled in the Gulf Coast Region, 100% working interest in 6 developmental wells drilled in the Kentucky region, together with working interests ranging between 27% and 100% in 3 developmental wells drilled in the Gulf Coast Region.

(3) We drilled 6 dry exploratory wells in which we had working interests ranging between 16.2% and 100%. All of these wells were located in the Gulf Coast Region.

(4) We owned a 100% working interest in 1 developmental well drilled in Kentucky, together with working interests ranging between 6% and 23% in 5 exploratory wells drilled in the Gulf Coast Region.

(5) We drilled 7 dry exploratory wells in which we had working interests ranging between 3.5% and 48%. All of the wells were located in the Gulf Coast Region.

ITEM 3.   LEGAL PROCEEDINGS:

     Neither our Company nor any of our properties is subject to any material pending legal proceedings. From time to time we are a party to litigation in the ordinary course of our business, none of which is expected to have a material adverse effect on our financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On December 1, 1999, we held our 1999 Annual Meeting, at which our stockholders voted upon and approved or ratified the following matters:

     PROPOSAL #1    The Investment Agreement under which we sold
                    to Blue Dolphin Exploration 39,509,457 shares of common stock.

      For            Against        Abstain      Broker Non-votes
      ---            -------        -------      ----------------

   8,132,376          29,764         8,950          4,277,880


     PROPOSAL #2    The Purchase Agreement under which we sold to
                    Fidelity Oil Holdings an undivided 80%
                    interest in all of our assets in the Gulf of Mexico.

      For            Against        Abstain      Broker Non-votes
      ---            -------        -------      ----------------

   8,112,676          49,664         8,750          4,277,880


     PROPOSAL NO. 3 The sale of our Appalachian oil and gas
                    properties and operations to Nami Resources.

      For            Against        Abstain      Broker Non-votes
      ---            -------        -------      ----------------

   8,130,764          31,248         9,078          4,277,880


     PROPOSAL NO. 4 The sale of all of our stock in our wholly-
                    owned subsidiary that formerly owned our Appalachian assets, Southern Gas, to Southern Gas Holding, LLC, which is controlled by Leonard K. Nave, who was one of our directors.

      For            Against        Abstain      Broker Non-votes
      ---            -------        -------      ----------------

   8,127,122          34,368         9,600          4,277,880


     PROPOSAL NO. 5 An amendment to our Amended and Restated
                    Certificate of Incorporation (the
                    "Certificate of Incorporation") to increase the number of authorized shares of common stock from 50,000,000 to 70,000,000.


      For            Against        Abstain      Broker Non-votes
      ---            -------        -------      ----------------

   12,237,110        133,065         14,650           64,145


     PROPOSAL NO. 6 An amendment to our Certificate of
                    Incorporation to eliminate Article Eleven to end the classification of the Board of Directors so that all directors serve terms of one year or until their successors are duly elected and qualified.

      For            Against        Abstain      Broker Non-votes
      ---            -------        -------      ----------------

   8,074,296          52,653         18,050         4,303,971


     PROPOSAL NO. 7 The election of Ivar Siem, Michael J.
                    Jacobson, John P. Atwood, Andrew R. Agosto and Douglas L. Hawthorne to the Board of Directors.

                  For                    Withhold
                  ---                    --------

               12,411,302                 37,668


     PROPOSAL NO. 8 The election as directors of the following
                    three nominees to serve for terms of three years each or until the closing of the Investment Agreement, whichever occurs first:


Name                             For               Withhold
----                             ---               --------

Leonard K. Nave               12,233,598           215,372
Len Aldridge                  12,326,898           122,072
Robert L. McIntyre            12,327,298           121,672


     PROPOSAL NO. 9 Ratification of the selection of Ernst &
                    Young LLP to serve as our auditors for the year ending December 31, 1999.

             For            Against           Abstain
             ---            -------           -------

          12,427,438         21,277             255


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS:

MARKET INFORMATION:

     Our common stock is quoted on the OTC Bulletin Board under the trading symbol "GASS.OB." Prior to August 19, 1999, our common stock was traded on the NASDAQ SmallCap Market under the trading symbol "GASS."

     The following table sets forth the high and low sales prices of the common stock for the periods indicated as reported by NASDAQ and the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent prices at which actual transactions occurred.

                                 1999                1998
                           ---------------     ---------------
                            High      Low       High      Low
                            ----      ---       ----      ---

First Quarter ...........  $0.563    $0.25     $3.44     $2.25

Second Quarter ..........  $0.50     $0.156    $3.22     $2.25

Third Quarter ...........  $0.344    $0.13     $2.59     $0.81

Fourth Quarter ..........  $0.188    $0.063    $1.41     $0.22

HOLDERS:

     On March 15, 2000, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.19; and there were approximately 405 holders of record of our common stock and approximately 12 holders of record of our Series 1993 Preferred Stock.

Dividends:

     Holders of shares of our $12.00 par value Series 1993 Preferred Stock are entitled to receive, when declared, cumulative dividends at the rate of 8% per share based upon the total number of shares outstanding. Such dividends are payable semi-annually to holders of record on the 15th day of January and July of each year. All dividends payable on our capital stock are payable in cash or common stock, at our election.

     We have not paid, nor do we intend to pay, dividends on our common stock or cash dividends on our Series 1993 Preferred Stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and development of our business. In addition, the payment of cash dividends on any share of any class of our capital stock is prohibited by the terms of our credit facility. See Note 4 to Notes to Financial Statements included in Item 8 of this Report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

                                                  Year Ended December 31,
                                              (In thousands except share data)
                         -------------------------------------------------------------------------
                              1999            1998          1997              1996         1995
                              ----            ----          ----              ----         ----

Operating Revenues           $22,523         $36,137       $38,032          $33,039       $17,215

Income (loss) from
 continuing operations      $(26,768)(2)(3)  $(46,224)(2)   $(1,847)(2)         $912          $266

Income (loss) from
 continuing operations
 per common share (1)         $(1.61)         $(4.61)       $(0.21)           $0.14            --

Weighted Average
 number of common
 shares outstanding       16,607,830      10,029,415     9,021,810        6,123,635     4,067,677

Income (loss) from
 continuing operations
 per diluted common
 share (1)                    $(1.52)         $(4.61)       $(0.21)           $0.13            --

Weighted average
 number of common
 shares and dilutive
 potential common
 shares outstanding       17,582,675      10,029,415     9,021,810        6,895,446     5,722,432

Net Income (loss)            $18,598        $(46,224)      $(1,847)            $912          $266

Working Capital (deficit)       $644        $(88,495)        $(821)         $(5,112)    $(613,302)

Total Assets                  $8,169         $76,224       $61,566          $64,838       $44,197

Long-term debt                $5,000         $83,239       $30,300          $25,936       $19,192

(1) Income from continuing operations per common share and dilutive common share in 1999, 1998, 1997, 1996 and 1995 is based on the weighted average number of common shares outstanding.

(2) Includes a non-cash impairment of oil and gas properties effective December 31, 1999, 1998 and 1997.

(3)  Excludes extraordinary gain from forgiveness of debt.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:

     The following discussion is intended to assist in an understanding of our financial position and results of operations for each year of the three-year period ended December 31, 1999 and should be read in conjunction with the "Selected Financial Data" and the related notes included herein. Our consolidated financial statements and the notes thereto which follow contain detailed information that should be referred to in conjunction with the following discussion.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

     Statements, other than historical facts, contained in this Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas; and we can give no assurance that our estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of our success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which we operate, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K.

RECENT DEVELOPMENTS:

     To improve our financial condition, in and prior to December
1999, we:

     -    sold an 80% interest in our Gulf of Mexico properties;

     -    sold all of our Appalachian oil and gas properties; and

     -    issued 39,509,507 shares of our common stock to Blue
          Dolphin Exploration Company.

     As a result of these transactions, we expect that our revenues, production expenses and results of operations will decrease materially from those of prior years.

RESULTS OF OPERATIONS:

          YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR
                     ENDED DECEMBER 31, 1998

     REVENUES. Our total revenues decreased 38% to $22.5 million for 1999 from $36.1 million for the comparable period in 1998. Oil and gas production revenue decreased 38% to $16.5 million due to reduced commodity prices and significantly reduced production volumes. Reduced production from our South Timbalier 148 and 211 properties accounted for approximately 96% of the decrease; and the sale of an 80% interest in our Gulf of Mexico properties as of December 2, 1999 and our Appalachian properties and operations effective July 1, 1999 accounted for the remainder of the decrease of oil and gas production revenue. Marketing revenues decreased approximately $4 million, or 51%, primarily due to the sale of our Appalachian properties and operations effective July 1, 1999.

     The following table summarizes production volumes, average sales prices and period to period comparisons for our oil and gas operations for the periods indicated:


                                       Year Ended
                                      December 31,         %
                                     --------------     Increase
                                     1999      1998    (Decrease)
                                     ----      ----    ----------

Production volumes:
 Natural gas (MMcf) ..............   5,267     9,428     (44)
 Oil (MBbls) .....................     284       374     (24)
 Total (MMcfe) ...................   6,969    11,671     (40)
Average sale prices:*
 Natural gas (per Mcf) ...........   $2.22     $2.44      (9)
 Oil (per Bbl) ...................  $16.88    $12.59      34
 Per Mcfe ........................   $2.36     $2.30       3
Expenses (per Mcfe):
 Lease operating (including
   production taxes) .............   $0.41     $0.43      (5)
 Depreciation, depletion and
   amortization ..................   $1.67     $1.55       8
 Administrative ..................   $0.68     $0.39      74

*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 42% to $2.9 million in 1999 due primarily to a significant decrease in our production volumes. Oil and gas production expense was $0.41 per Mcfe for 1999 compared with $0.43 for the same period in 1998, a decrease of 5%.

     EXPLORATION COSTS. During 1999, costs of approximately $2.4 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs. Exploration costs for 1998 were approximately $5 million.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, we began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to our oil and gas properties, fair value was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by Management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During 1999, we recorded an impairment of oil and gas properties of $2.4 million compared with $34.7 million during 1998. The write down was primarily the result of a decline in the value of certain blocks based upon a third party evaluation.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 2% to $4.8 million in 1999, and was $0.68 per Mcfe, an increase of 74% from the prior year. The per unit increase occurred as the result of decreased production volumes. In 1999, as part of our restructuring efforts, we reduced our New Orleans staff to one geologist and one accountant as well as moved to a smaller office within the same building. Also, our Kentucky office was reduced as a result of the sale of our Appalachian properties and was completely eliminated in December 1999 pursuant to the Investment Agreement with Blue Dolphin Exploration. However, these reductions were offset due to the administrative costs associated with the restructuring activities.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE.
DD&A expense decreased 36% to $11.6 million in 1999 and was $1.67 per Mcfe, an increase of 8% from the prior year. The decrease in total DD&A was due primarily to our significantly reduced production volumes.

     LOSS ON SALE OF ASSETS. In 1999, we experienced a loss on the sale of assets of approximately $13.4 million, resulting primarily from the sale of 80% of our Gulf of Mexico properties and the sale of all of our Appalachian properties and operations.

     EXTRAORDINARY GAIN. During the fourth quarter of 1999, we recorded an extraordinary gain of $45.4 million, net of no tax provisions, due to the extinguishment and forgiveness of our debts held by Den norske Bank and TECO.

          YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR
                     ENDED DECEMBER 31, 1997

     REVENUES. Our total revenues decreased 4.9% to $36.1 million for 1998 from $38 million for the comparable period in 1997. Oil and gas production revenue increased 37.3% to $26.7 million in 1998, due primarily to production attributable to wells acquired and drilled on acreage acquired from TECO. Marketing revenues decreased approximately $9.6 million, or 62%, primarily due to the termination of the gas sales contract with Southern Resources, Inc., resulting from our decision to focus on exploration and development activities. However, due to the small profit margins and administrative expenses associated with the Southern Resources gas sales contract, the termination had no significant adverse effect on our net income as reflected by a corresponding $9.5 million reduction in marketing expense.

     The following table summarizes production volumes, average sales prices and period to period comparisons for our oil and gas operations for the periods indicated:

                                       Year Ended
                                      December 31,         %
                                     --------------     Increase
                                     1998      1978    (Decrease)
                                     ----      ----    ----------

Production volumes:
 Natural gas (MMcf) ..............   9,428     4,579     106
 Oil (MBbls) .....................     374       426     (12)
 Total (MMcfe) ...................  11,671     7,134      64
Average sale prices:*
 Natural gas (per Mcf) ...........  $ 2.44     $2.57      (5)
 Oil (per Bbl) ...................  $12.59    $18.08     (32)
 Per Mcfe ........................  $ 2.30     $2.73     (16)
Expenses (per Mcfe):
 Lease operating (including
   production taxes) .............  $ 0.43     $0.36      19
 Depreciation, depletion and
   amortization ..................  $ 1.55     $1.21      28
 Administrative ..................  $ 0.39     $0.47     (17)

*Includes effect of hedging.

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 92% to $5 million in 1998 due primarily to operating costs associated with increased production. Oil and gas production expense was $0.43 per Mcfe for 1998 compared with $0.36 for the same period in 1997, an increase of 19%.

     EXPLORATION COSTS. During 1998, costs of approximately $5 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs which must be expensed under our accounting method. Exploration costs for 1997 were approximately $785,000.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, we began assessing the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to our oil and gas properties, fair value was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by Management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During 1998, we recorded an impairment of oil and gas properties of $34.7 million compared with $5 million during 1997. The impairment includes a $8.2 million write down of our Appalachian properties based on our efforts to sell the Kentucky properties and operations. The Appalachian impairment allowance is included in our accumulated depreciation, depletion and amortization. We also recognized a $22.5 million impairment on the TECO properties. The write down was primarily the result of a significant decline in the production on several of the TECO wells coupled with a substantial decline in oil and gas prices in 1998. An additional $4 million impairment was recognized on other oil and gas properties. We also recognized a $2 million impairment on our holding of Century stock.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 37.5% to $4.6 million in 1998, and was $0.39 per Mcfe, a decrease of 17% from the prior year. The per unit decrease occurred as the result of increased production volumes, principally attributable to new Gulf Coast Region wells. In 1998, we expanded our Gulf Coast operations by staffing our Louisiana office with technical personnel experienced in Gulf Coast Region exploration and development activities.

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

LIQUIDITY AND CAPITAL RESOURCES:

     As of December 31, 1999, we had cash and cash equivalents of approximately $299,000 compared with approximately $255,000 for 1998.

     As a result of our transactions with Blue Dolphin
Exploration, Fidelity Oil and certain of our creditors, our financial condition was substantially improved; and as of December 31, 1999:

     - Our secured indebtedness was $5 million, reduced from approximately $83.2 million as of December 31, 1998;

     -    Our liabilities to trade creditors were approximately
          $1.6 million, reduced from approximately $7.2 million as of December 31, 1998;

     - We had positive working capital of approximately $.6 million, as compared to a working capital deficit of approximately $6 million (excluding current portion of long-term debt) as of December 31, 1998; and

     - Our stockholders' equity was approximately $1.4 million as compared to a deficit of ($21.7) million at December
          31, 1998.

     As of September 30, 1999, we owed TECO principal and interest in the approximate amount of $23.1 million. As part of the closing of the Investment Agreement, we settled the TECO Note in full for $990,400; therefore, we recognized an extraordinary gain of $20.8 million. We also received an immaterial amount of funds for the exercise of warrants and other options in 1999.

     During the third quarter of 1999, we were released from $12.5 million of Den norkse Bank debt as a result of the sale of our Appalachian properties and operations. Immediately after the sale of the 80% interest in our Gulf of Mexico properties, we paid Den norske Bank an additional $27 million. Den norske Bank assigned the debt to Blue Dolphin Exploration. We entered into an amendment to our credit agreement, and Blue Dolphin Exploration agreed to reduce the balance due on the debt to $5 million; therefore, we recognized an extraordinary item of $24.6 million.

     Funding for our business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. Our principal uses of capital have been for the acquisition, exploration and development of oil and gas properties. We have no present agreement, commitment or understanding with respect to any acquisitions of oil and gas properties and plan to use all available resources, if any, for the development of our existing properties.

     During 1999, we expended approximately $3.3 million in our exploration and development program. We have established a preliminary budget of $1.4 million for exploration and development in 2000; however, this budget is subject to revision during the year to reflect drilling results and new opportunities. We will evaluate each of the exploration and development opportunities and our available capital resources to determine whether to participate, sell our interest or sell a portion of our interest and use the proceeds to participate at a reduced interest.

     We continuously reevaluate the use of forward sales contracts for gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. These arrangements are settled on a monthly basis.

     YEAR 2000 ISSUE. In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          PRICE

     Our Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

     COMMODITY PRICE RISK. We produce and sell natural gas and crude oil. As a result, our financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces. Although we are not currently using derivative products, we have used them in the past to manage commodity price risk and may use them again in the future.

     INTEREST RATE RISK. Our exposure to changes in interest rates primarily results from our long-term debt with a floating interest rate. See Note 4 to Consolidated Financial Statements of American Resources Offshore, Inc. included in Item 8 and incorporated herein by reference for information relating to our existing credit facility. Based upon the current credit facility, a 10% change in the interest rate would result in a minimal increase in interest expense.

ITEM 8.   FINANCIAL STATEMENTS:

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     On January 6, 1999, we engaged Ernst & Young LLP as our independent accountants to audit our financial statements for the year ended December 31, 1998. This appointment followed the resignation of KPMG LLP ("KPMG") as our principal accountant, the acceptance of such resignation having been recommended by our Audit Committee and approved by our Board of Directors. KPMG's report on our financial statements for the years ended December 31, 1997 and December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, and such reports were not qualified as to uncertainty, audit scope or accounting principles. We had no disagreements with KPMG during the fiscal years ended December 31, 1997 or December 31, 1996 on any matter of accounting principles or practice, of financial statement disclosure or of auditing scope or procedure. On January 11, 1999, we filed a Report on Form 8-K reporting the change in our certified accountant.

                            PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT:

Directors and Executive Officers:

     Prior to the December 2, 1999 closing of the Investment
     Agreement with Blue Dolphin Exploration, our directors and officers were as follows:

Name                          Age          Position
----                          ---          --------

Rick G.  Avare ............   37   Director, President and
                                   Chief Executive Officer

Douglas L.  Hawthorne .....   57   Chairman of the Board

Leonard K.  Nave ..........   64   Director

David Fox, Jr. ............   78   Director

Len Aldridge ..............   62   Director

Robert L.  McIntyre .......   53   Director

Joseph P.  Shields ........   42   Director

Ivar Siem .................   53   Director

Michael J. Jacobson .......   53   Director

Ralph A. Currie ...........   45   Vice President of Finance,
                                   Chief Financial Officer
                                   and Treasurer

David J. Stetson ..........   43   Vice President, General
                                   Counsel and Assistant
                                   Corporate Secretary

Karen M. Underwood ........   43   Vice President of Corporate
                                   Compliance and Corporate
                                   Secretary

More specific information as to the business experience of the above-named directors and officers can be found in our 1999 Proxy
Statement.

     Our current directors and executive officers are as follows:

Name                        Age            Position
----                        ---            --------

Ivar Siem (1) .............   53   Chairman of the Board,
                                   President and Chief
                                   Executive Officer

Michael J. Jacobson .......   53   Director

John P. Atwood ............   48   Director, Vice President
                                   and Secretary

Andrew R. Agosto(1) .......   38   Director

Douglas L. Hawthorne(1) ...   57   Director

G. Brian Lloyd ............   41   Vice President and Treasurer

Roland B. Keller ..........   61   Vice President


(1)  Member of Audit Committee.

     Our directors are elected to hold office for terms of one year or until their respective successors are duly elected and qualified. Our officers are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. We anticipate holding our 2000 Annual Meeting of Stockholders in the second or third quarter of 2000. There is no longer an Executive Committee due to the reduced size of the Board of Directors or a Compensation Committee since we no longer have any employees and are now managed by Blue Dolphin Services.

     IVAR SIEM, age 53, has served as our director since October 1999 and our Chairman of the Board, President and Chief Executive Officer since December 1999. He has also served as a director and Chairman of the Board of Blue Dolphin Energy Company since 1989 and a director of Blue Dolphin Exploration since 1989. Mr. Siem is currently a member of the boards of directors of Avenir A/S and Grey Wolf, Inc. Since 1995, he has served on the Board of Directors of Grey Wolf, Inc., during which time he served as Chairman from 1995 to 1998 and interim President in 1995 during its restructuring. Since 1985, he has been an international consultant in energy, technology and finance. He has served as Director of Business Development for Norwegian Petroleum Consultants and as an independent consultant to the oil and gas exploration and production industry based in London, England.
Mr. Siem holds a Bachelor of Science Degree in Mechanical Engineering from the University of California, Berkley, and an executive MBA from Amos Tuck School of Business, Dartmouth University.

     MICHAEL J. JACOBSON, age 53, has served as our director since October 1999. He has also served as President and Chief
Executive Officer of Blue Dolphin Energy Company since 1990 and a director of Blue Dolphin Exploration since 1990. Mr. Jacobson has been a member of several Boards of Directors, including Volvo Petroleum, Inc., W.L. Somner Company, Inc., and Flagstaff Corporation. He has been associated with the energy industry since 1968, serving in various senior management capacities since 1980. Mr. Jacobson served as Senior Vice President and Chief Financial and Administrative Officer for Creole International, Inc., as well as Vice President of Operations for the parent holding company, from 1985 until joining the Company in 1990. He has also served as Vice President and Chief Financial Officer of Volvo Petroleum, Inc., and for certain Fred. Olsen oil and gas interests. Mr. Jacobson holds a Bachelor of Science Degree in Finance from the University of Colorado.

     JOHN P. ATWOOD, age 48, has served as our director, Vice President and Secretary since December 1999. He is also Vice President, Finance and Corporate Development of Blue Dolphin Energy Company. Mr. Atwood has been associated with the energy industry since 1974, serving in various management capacities since 1981. Prior to joining Blue Dolphin Energy Company in April 1991, he served as Senior Vice President for Glickenhaus Energy Corporation. Mr. Atwood was a member of the senior management team, directly responsible for the financial reporting, land and administrative functions of the company. He has also served as Area Land Manager for CSX Oil & Gas Corporation and Division Land Manager for Hamilton Brothers Oil Company/Volvo Petroleum, Inc. Mr. Atwood served in various land capacities for Tenneco Oil Company from 1977 to 1981. Mr. Atwood is a Certified Professional Landman and holds a Bachelor of Arts Degree from Oklahoma City University and a Master of Business Administration Degree from Houston Baptist University.
Mr. Atwood served as Vice President of Land of Blue Dolphin Energy Company from 1991 until his appointment as Vice President of Finance and Corporate Development in 1998.

     ANDREW R. AGOSTO, age 38, has been our director since December 1999. He is also Senior Vice President and Chief Operating Officer of CCNG, Inc. Mr. Agosto has been associated with the energy industry in various capacities since 1982. In his capacity as Chief Operating Officer of CCNG, Inc., Mr. Agosto is responsible for the company's activities in the energy sector including exploration and production, natural gas transportation and marketing and new business development. Prior to joining CCNG, Inc., Mr. Agosto served in various capacities with Shell Exploration and Production Company from 1986 to 1997, including Area Manager - Williston Basin, Continental Division. Mr. Agosto is a Registered Professional Petroleum Engineer. He holds a Bachelor of Science Degree in Chemical Engineering from Texas A&M University.

     DOUGLAS L. HAWTHORNE, age 57, has served as our director since March 1993, having been Chairman of the Board from March 1993 until December 1999, and was a director of Southern Gas from February 1994 until it was sold in 1999, having also served in this position in March and April, 1993. Mr. Hawthorne served on our Executive Committee from its establishment in April 1997 until December 1999 and served on the Board's Compensation Committee from August 1996 until December 1999. Mr. Hawthorne also served on the Audit Committee of our Board from August 1996 until July 1997. Prior to his positions with us, Mr. Hawthorne was employed for twenty years with Third National Bank & Society Bank, N.A., retiring as Chairman and Chief Executive Officer in 1991. Subsequently, and for brief periods from 1991 to 1995, he served as principal of Carillon Capital, Inc., investment bankers, and SPECTRA Group, Inc., management consultants, both based in Dayton, Ohio. Mr. Hawthorne also served as a director of Bullet Sports International, Inc. from 1995 through 1998.

     G. BRIAN LLOYD, age 41, has served as our Vice President and Treasurer since December 1999. He is also Vice President, Treasurer and Secretary of Blue Dolphin Energy Company. Mr. Lloyd is a Certified Public Accountant and has been employed by Blue Dolphin Energy Company since December 1985. Prior to joining Blue Dolphin Energy Company, he was an accountant for DeNovo Oil and Gas Inc., an independent oil and gas company. Mr. Lloyd received a Bachelor of Science Degree in Finance from Miami University, Oxford, Ohio in 1982 and attended the University of Houston in 1983 and 1984. Mr. Lloyd has served as Secretary of the Blue Dolphin Energy Company since May 1989, Treasurer since September 1989 and Vice President since March 1998.

     ROLAND B. KELLER, age 61, has served as our Vice President since December 1999. He is also Executive Vice President of Exploration and Development for Blue Dolphin Energy Company, having served in that capacity since September 1990. Mr. Keller has been associated with the energy industry since 1962, serving in senior management capacities since 1976. Prior to joining Blue Dolphin Energy Company in 1990, he served as Senior Vice President of Exploration for Sandefer Oil and Gas Company, an independent oil and gas company, from 1982. He served as Vice President of Exploration and Production for Volvo Petroleum, Inc. from 1980 to 1982 and Vice President and Division Manager for Florida Exploration Co. From 1976 to 1980. Mr. Keller began his career with Amoco Production Co., serving in various technical and management capacities from 1962 through 1976. Mr. Keller holds Bachelor of Science and Master of Science degrees in Geology from the University of Florida.

MEETINGS AND COMPENSATION:

     Prior to December 2, 1999, our Board of Directors met on 11 occasions, either in person or telephonically. Each of our directors attended at least 75% of the meetings of the Board of Directors except for Joseph Shields and Robert McIntyre, who attended 18% and 73%, respectively, of the meetings. Messrs. Siem and Jacobson were appointed to the Board of Directors in October 1999 and attended one meeting.

     During 1999, our non-employee directors from January 1 through December 2, 1999, Messrs. Fox, Aldridge, McIntyre and Shields, received $750 each quarter as compensation for their services to us; and they were reimbursed for reasonable travel expenses incurred, if any, in connection with their attendance at the meetings. Our Chairman of the Board from January 1 through December 2, 1999, Douglas L. Hawthorne, received a total of $13,750 for his services to us during 1999 and was also reimbursed for reasonable travel expenses incurred by him during the year.

     AUDIT COMMITTEE. Until the December 2, 1999 closing of the Investment Agreement with Blue Dolphin Exploration, the Audit Committee was composed of Messrs. Aldridge, Fox and Shields. The Audit Committee is currently composed of Messrs. Siem, Agosto and Hawthorne. The Audit Committee's duties include:

     -    recommending the selection of independent auditors;

     - reviewing the scope and results of the audit made by our auditors;

     - ensuring that disagreements, if any, as to the application of generally accepted accounting principles are resolved to the satisfaction of our auditors; and

     - reviewing our financial reporting activities and the accounting standards and principles we follow.

     The Audit Committee met one time during 1999.

FAMILY RELATIONSHIPS:

     There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.
Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to us or written representations that no other reports were required, we believe that during the 1999 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION:

     The table below sets forth information concerning the annual and long-term compensation for services to us and our former subsidiary, Southern Gas, for the fiscal years ended December 31, 1999, 1998 and 1997, our chief executive officer and our executive officers whose total annual salary and bonus at December 31, 1999 exceeded $100,000 (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                     Annual Compensation                            Compensation
                           ----------------------------------------            ---------------------
                                                                    Securities
                                                                    Underlying
 Name and Principal                                    Other Annual   Stock      LTIP     All Other
    Position(6)             Year     Salary    Bonus   Compensation  Options   Payouts   Compensation
    -----------             ----     ------    -----   ------------  -------   -------   ------------

Rick G. Avare               1999    $180,375     -        -             -         -     $129,625(1)
President and Chief         1998    $183,429     -        $11,269(3) 493,204      -      $10,000(2)
Executive Officer           1997    $166,455  $140,000    $12,615(3) 493,204      -       $8,000(2)

Leonard K. Nave             1999    $120,785     -                      -         -       $4,375(2)
Chairman of the Board       1998    $175,781     -         $5,976    271,603      -       $8,757(2)
President & Chief           1997    $175,000     -         $4,655    271,603      -       $8,000(2)
Executive Officer,
Southern Gas

David J. Stetson            1999    $163,638     -        $7,200(5)     -         -     $255,665(4)
Vice President &            1998    $128,915     -        $7,200(5)     -         -       $6,827(2)
General Counsel             1997    $121,821     -        $7,200(5)     -         -       $3,830(2)




(1) Represents $125,000 severance payment and $4,625 contribution made on behalf of the Named Officer to a 401(K) plan.

(2) Represents contribution made on behalf of the Named Officer to a 401(K) plan.

(3)  Includes car allowance of $8,937.

(4) Represents $250,000 severance payment and $5,665 contribution made on behalf of the Named Officer to a 401(K) plan.

(5)  Represents car allowance of $7,200.

(6) In connection with our reorganization, on December 2, 1999, Ivar Siem was elected as Chairman of the Board, Chief
     Executive Officer and President. Mr. Siem is also a director of Blue Dolphin Exploration, our majority shareholder, and does not receive any compensation for his services to us as an executive officer.

                OPTION GRANTS IN LAST FISCAL YEAR

     No options or stock appreciation rights were granted during 1999.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                  FISCAL YEAR-END OPTION VALUES

     No options to purchase our common stock were exercised by the Named Officers during 1999; and on or before the closing of the Investment Agreement with Blue Dolphin Exploration on December 2, 1999, all options and warrants to purchase our common stock which had been issued to our management were terminated pursuant to the terms of the Investment Agreement.

     All employee incentive plans were terminated at the closing of the Investment Agreement on December 2, 1999, all required notices of our intention to terminate the plans having been timely given.

EMPLOYMENT AND SEVERANCE AGREEMENTS:

     The following agreements which we previously entered into or adopted were terminated on or before the closing of the Investment Agreement with Blue Dolphin Exploration and the
Purchase and Sale Agreement with Fidelity Oil Holdings:

     - All employment agreements with our officers and employees;

     - All indemnity agreements with our officers and employees; and

     - Change of Control Agreement with Rick G. Avare dated as of November 12, 1996.

     The employment agreements generally provided, among other things, that in the event we terminated the employee, the employee would be entitled to a lump sum severance payment for compensation and benefits the employee would have received for
the remaining term of the agreement.   We negotiated severance
agreements with these executives for severance payments which are less than those required under their respective employment agreements as follows:

           Executive Officer        Severance Benefits
           -----------------        ------------------

            William M. Gray             $ 97,500(1)

            Daniel Hall                   30,000

            Jack G. Bryant                55,000

            Karen M. Underwood            65,000

            Ralph A. Currie              125,000(2)

            Rick G. Avare                125,000(3)

            David J. Stetson             250,000(4)



(1) William M. Gray received office furniture valued at approximately $20,000. Mr. Gray's company, Amerisource, LLC was assigned our office lease located at Lakeway II, Suite
     830, Metairie, Louisiana for a nominal sum.

(2) Ralph A. Currie received office furniture and equipment with nominal value.

(3) Rick G. Avare received office furniture and equipment with nominal value and has been assigned all rights under a split-dollar agreement which was in effect prior to his termination.

(4) David J. Stetson received office furniture and equipment with nominal value.

     With the exception of Jack Bryant, we agreed to provide six months of health benefits to the above executives.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

     The following table reflects information regarding the beneficial ownership of our outstanding equity securities as of March 15, 2000, to the extent known to our Board of Directors.
Such information is included for:

     -    persons who own 5% or more of such equity securities;

     -    directors;

     - the executive officers identified in the discussion under the heading "Executive Compensation" (the "Named
          Officers"); and

     -    our officers and directors as a group.

Unless otherwise indicated, we believe that each person named below has the sole power to vote and dispose of the equity securities beneficially owned by such person.

                                           Shares
Beneficial Owner              Title     Beneficially   Percent Of
 Name/Address                Of Class      Owned        Class(1)
 ------------                --------      -----        --------

Blue Dolphin Energy
  Company(2)               Common Stock   39,509,457     75.2%
801 Travis, Suite 2100
Houston, TX 77002

Douglas L. Hawthorne(3)    Common Stock      207,847       *
4325 Delco Dell Road
Kettering, OH  45429

TECO Oil & Gas, Inc.       Common Stock    2,751,852      5.2%
702 N. Franklin Street
Tampa, FL  33602

Rick G. Avare              Common Stock    1,624,046      3.2%
3141 Beaumont Centre Circle
Suite 203
Lexington, KY 40513

David J. Stetson           Common Stock       15,000       *
3141 Beaumont Centre Circle
Suite 203
Lexington, KY 40513

Directors and Executive    All classes    1,846,893       3.5%
Officers as a group
(1 person)

* Represents less than 1% of our outstanding stock for the indicated class.

(1) Percentage assumes full exercise of outstanding options and warrants to purchase shares of our common stock, if any.

(2) Blue Dolphin Energy Company owns these shares through its wholly-owned subsidiary, Blue Dolphin Exploration.

(3) Includes 181,400 shares held in Mr. Hawthorne's retirement plan and 1,792 shares of common stock to which Mr. Hawthorne is entitled as a 1/3 beneficiary of the Frances R. Hawthorne
     Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RICK G. AVARE AND AFFILIATES:

     PRIMA CAPITAL, LLC. Prior to September 15, 1997, we owned a 3.5% interest in certain producing and non-producing oil and gas properties (the "Mississippi Properties") located in Mississippi. On September 15, 1997, we entered into a Letter of Intent with Prima, a limited liability company in which Rick G. Avare owned a 20% interest, providing for our acquisition of an additional interest in the Mississippi Properties. The transaction was approved by a majority of our disinterested directors at a special meeting of the Board of Directors held on September 15, 1997 after reviewing an independent geologist's report on the Mississippi Properties. The purchase price for the additional interest in the Mississippi Properties was $2,800,000 payable $1,300,000 on or before closing, which occurred on October 10, 1997, and $1,500,000 by delivery of our interest bearing note with recourse only to the Mississippi Properties. The Prima note was settled at the closing of the Investment Agreement with Blue Dolphin Exploration and is further discussed in the 1999 Proxy Statement.

     MAP II, LLC. In connection with the Investment Agreement with Blue Dolphin Exploration, we entered into a consulting agreement with MAP II. Rick G. Avare, who was our Chief Executive Officer, President and a former member of the Board of Directors until December 2, 1999, is a member of MAP II.
Pursuant to the terms of the consulting agreement, MAP II will provide us with certain consulting services and, in connection with providing these services, make available to us
Messrs. Avare, Stetson, Currie and Ms. Underwood. As consideration for the consulting services, MAP II will receive $35,000 per month during the term of the agreement. Fidelity Oil Holdings will bear 80% of the fees paid by us under the consulting agreement; therefore, the monthly cost to us of the agreement is $7,000 per month plus our 20% share of reimbursable costs. Unless extended, the agreement expires on February 28, 2001.

     The extent to which any of the above former members of our management receive compensation, if any, from MAP II will be dependent upon the amount of services that individual provides to MAP II in satisfaction of MAP II's obligations under the consulting agreement.

LEONARD K. NAVE:

     Leonard K. Nave was a member of our Board of Directors until December 2, 1999 and is the president of Southern Gas. Southern Holding is owned by Mr. Leonard Nave and a family trust in which
Leonard Nave is the trustee.   In connection with the Investment
Agreement with Blue Dolphin Exploration, we entered into a stock purchase agreement to convey all our shares of Southern Gas and Alpha Gas Development, Inc. to Southern Holding. See "Proposal 4" of our 1999 Proxy Statement for a detailed description of our transaction with Southern Holding.

BLUE DOLPHIN ENERGY COMPANY AND AFFILIATES:

     Blue Dolphin Energy Company is a public company whose common stock is registered under the Securities Exchange Act of 1934, as amended, and trades on the Nasdaq SmallCap Market under the symbol "BDCO." Blue Dolphin Exploration and Blue Dolphin Services are wholly-owned subsidiaries of Blue Dolphin Energy
Company.   Ivar Siem, who was recently appointed as Chairman of
our Board of Directors, is a director and Chairman of the Board of Blue Dolphin Energy Company. Michael J. Jacobson and John P. Atwood, also recently-appointed members of our Board of Directors, are President and Vice President of Finance and Corporate Development, respectively, of Blue Dolphin Energy Company and Blue Dolphin Exploration.

     BLUE DOLPHIN EXPLORATION. As a result of the Investment Agreement, the purchase of the DnB Note and other agreements, Blue Dolphin Exploration owns a controlling interest in us and we are indebted to Blue Dolphin Exploration for approximately $5.0 million.

     BLUE DOLPHIN SERVICES. In connection with the Investment Agreement with Blue Dolphin Exploration, we entered into a Management and Services Agreement pursuant to which Blue Dolphin Services will provide the management and administrative services necessary to operate our business. We will pay Blue Dolphin Services a management fee of $83,333 per month. This agreement will initially expire on December 31, 2000 but will continue on a year-to-year basis unless terminated.

                             PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements and Financial Statement
                  Schedules.
                  See "Index to Financial Statements" set forth on page F-1.

                  All schedules are omitted because they are not applicable or not required, or because the required information is included in the Company's consolidated financial statements or notes thereto.

(a)(3)         Exhibits:

          The following Exhibits are either attached hereto or incorporated herein by reference:

Exhibit
Number                   Description

2.01 Certificate of Ownership and Merger Merging American Resources Offshore, Inc., into American Resources of Delaware, Inc. (incorporated by reference to Exhibit
          10.96 to ARO's Report on Form 8-K filed on November 12,
          1998).

3.01 By-Laws of ARO, as amended (incorporated by reference to Exhibit 3.2 to ARO's Form 10-SB).

3.02 Restated Certificate of Incorporation filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.10 to ARO's Form 8-K filed December 12,
          1996).

3.03      Copy of the Certificate eliminating the Series B
          Preferred Stock (incorporated by reference to Exhibit
          3.11 to ARO's Form 8-K filed on April 24, 1997).

3.04 Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 11, 1997 (incorporated by reference to
          Exhibit 3.12 to ARO's Form 8-K filed on July 25, 1997).

3.05      Certificate of Amendment dated July 2, 1998 amending
          ARO's Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 10.95 to ARO's
          Report on Form 10-Q for the quarterly period ending
          June 30, 1998).

3.06      Certificate of Amendment of Restated Certificate of
          Incorporation (incorporated by reference to Exhibit
          99.2 to ARO's Report on Form 8-K dated December 10,
          1999).

3.07      Second Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 99.3 to ARO's
          Report on Form 8-K dated December 10, 1999).

4.01 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the ARO's Form 10-SB).

4.02 Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to ARO's Form 10-SB).

10.01     Form of Limited Liability Company Agreement of Crescent
          Turnkey & Engineering, L.L.C. dated December 30, 1994
          (incorporated by reference to Exhibit 10.31 to ARO's
          1994 Form 10-KSB).

10.02 Registration Rights Agreement dated July 16, 1997 between ARO and Den norske Bank ASA (incorporated by reference to Exhibit 10.81 to ARO's Form 8-K filed on July 25, 1997).

10.03 Copy of the First Amended and Restated Credit Agreement between ARO and Den norske Bank, AS (incorporated by reference to Exhibit 10.86 to ARO's Form 8-K filed on November 19, 1997).

10.04     Promissory Note from American Resources Offshore, Inc.
          in favor of TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.90 to ARO's Form 8-K filed on March 16, 1998).

10.05     Warrant Agreement between American Resources of
          Delaware, Inc. and TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.91 to ARO's Form 8-K filed on March 16, 1998).

10.06 First Amendment to First Amended and Restated Credit Agreement dated March 5, 1998 between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., American Resources Offshore, Inc. and DNB Energy Assets, Inc. (incorporated by reference to
          Exhibit 10.92 to ARO's Report on Form 10-Q for the quarterly period ending March 31, 1998).

10.07 Amended Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc, TECO Oil & Gas, Inc. and TECO Energy, Inc. (incorporated by reference to Exhibit 10.93 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.08 Intercreditor Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc., Southern Gas Co. of Delaware, Inc., TECO Oil & Gas, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.94 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.09     Asset Purchase Agreement between Southern Gas Co. of
          Delaware, Inc. and Nami Resources Company, LLC
          (incorporated by reference to Exhibit 10.100 to ARO's
          Report on Form 8-K dated November 9, 1999).

10.10     Stock Purchase Agreement between American Resources
          Offshore, Inc. and Southern Gas Holding, LLC
          (incorporated by reference to Exhibit 10.101 to ARO's
          Report on Form 8-K dated November 9, 1999).

10.11 Investment Agreement by and between American Resources Offshore, Inc. and Blue Dolphin Exploration Company, as amended (incorporated by reference to Exhibit 99.1 to ARO's Report on Form 8-K dated December 17, 1999).

10.12 Purchase and Sale Agreement between American Resources Offshore, Inc. and Fidelity Oil Holdings, Inc., as amended (incorporated by reference to Exhibit 99.2 to ARO's Report on Form 8-K dated December 17, 1999).

10.13 Management and Administrative Services Agreement by and between Blue Dolphin Services, Inc. and American
          Resources Offshore, Inc. (incorporated by reference to
          Exhibit 99.5 to ARO's Report on Form 8-K dated December
          17, 1999).

10.14     Fourth Amendment to First Amended and Restated Credit
          Agreement (incorporated by reference to Exhibit 99.6 to ARO's Report on Form 8-K dated December 17, 1999).

10.15 Consent, Acknowledgment and Ratification (incorporated by reference to Exhibit 99.7 to ARO's Report on Form 8-
          K dated December 17, 1999).

10.16     Consulting Agreement (incorporated by reference to
          Exhibit 99.8 to ARO's Report on Form 8-K dated December
          17, 1999).

16.01 Response letter from KPMG LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.01 to ARO's Report on Form 8-K/A filed on
          January 15, 1999).

23.1      Consent of Ernst & Young LLP.*

23.2      Consent of Netherland, Sewell & Associates, Inc.*

23.3      Consent of Ryder Scott Company, Petroleum Engineers*

23.4      Consent of Richard M. Russell & Associates, Inc.*

23.5      Consent of KPMG LLP.*

* Filed herewith

(b)  Reports on Form 8-K:

     ARO filed a Report on Form 8-K dated November 9, 1999 reporting the amendment of its original promissory notes, the sale of the properties and operations of its wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc., to Nami Resources Company, LLC, and the sale of all of the outstanding stock to Southern Gas Co. of Delaware, Inc. to Southern Gas Holding, LLC.

     ARO filed a Report on Form 8-K dated December 10, 1999 reporting the completion of its corporate reorganization through transactions with Blue Dolphin Exploration Company and Fidelity Oil Holdings, Inc., together with the results of its annual meeting of stockholders.

     ARO filed a Report on Form 8-K dated December 17, 1999 reporting:

     - a change of control as a result of shares issued to pursuant to the Investment Agreement with Blue Dolphin
          Exploration Company;

     - the terms of the Investment Agreement with Blue Dolphin Exploration Company; the Purchase and Sale Agreement with Fidelity Oil Holdings, Inc.; the Asset Purchase Agreement with Nami Resources Company, LLC; the Stock Purchase Agreement with Southern Gas Holding, LLC; the Management and Administrative Services Agreement with Blue Dolphin Services, Inc. and the Consulting Agreement with MAP II, LLC; and

     - the terms of the acquisition and modification of ARO's notes with Den norske Bank by Blue Dolphin Exploration
          Company.




                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

                CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------

                       FOR THE YEARS ENDED
                       -------------------
                DECEMBER 31, 1999, 1998 AND 1997
                --------------------------------

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

                CONSOLIDATED FINANCIAL STATEMENTS
                ---------------------------------

                       FOR THE YEARS ENDED
                       -------------------
                DECEMBER 31, 1999, 1998 AND 1997
                --------------------------------



TABLE OF CONTENTS
-----------------

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

Consolidated Statements of Operations                      F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-9

Notes to Consolidated Financial Statements                F-12

Oil and Gas Producing Activities (Unaudited)              F-26





                  Independent Auditors' Report



The Board of Directors and Shareholders
American Resources Offshore, Inc.



We have audited the accompanying consolidated balance sheets of American Resources Offshore, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resources Offshore, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                   Ernst & Young LLP

New Orleans, Louisiana
March 10, 2000

                Independent Auditors' Report
                ----------------------------


The Board of Directors
American Resources Offshore, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of American Resources Offshore, Inc. (formerly American Resources of Delaware, Inc.) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Resources Offshore, Inc. (formerly American Resources of Delaware, Inc.) and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.
                                                 KPMG LLP


Houston, Texas
March 30, 1998

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

                   CONSOLIDATED BALANCE SHEET
                   --------------------------

                   DECEMBER 31, 1999 AND 1998
                   --------------------------



                             ASSETS
                             ------

                                                1999      1998
                                                ----      ----
                                            (Dollars in Thousands)

Current assets:
 Cash and cash equivalents                    $   299   $   255
 Accounts and notes receivable:
  Trade                                         1,956     4,094
  Notes                                             -        99
  Related party                                     -       495
  Allowance for doubtful accounts                   -      (474)
                                              -------   -------
                                                1,956     4,214

Deferred tax asset                                  -       298
Prepaid expenses and other                        144       689
                                              -------   -------

  Total current assets                          2,399     5,456
                                              -------   -------

Oil and gas properties, at cost
 (successful efforts method)                   13,642    98,161
Property and equipment, at cost                   158    14,645
                                              -------   -------
                                               13,800   112,806

Less accumulated depreciation,
 depletion and amortization                    (8,064)  (44,253)
                                              -------   -------
  Net property and equipment                    5,736    68,553

Other assets                                       34     2,215
                                              -------   -------

  Total assets                                $ 8,169   $76,224
                                              =======   =======


                                                    (Continued)

See accompanying notes to consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

             CONSOLIDATED BALANCE SHEET (CONTINUED)
             --------------------------------------

                   DECEMBER 31, 1999 AND 1998
                   --------------------------


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                                1999      1998
                                                ----      ----
                                            (Dollars in Thousands)

Current liabilities:
 Accounts payable - Trade                       1,584     7,162
 Unearned revenue                                  63       667
 Accrued expenses and other                       108     3,589
 Current portion of long-term debt                  -    64,033
 Debt in default                                    -    18,500
                                              -------   -------

  Total current liabilities                     1,755    93,951

Long-term debt, excluding current portion       5,000       706
Unearned revenue                                    -     2,971
Deferred tax liability                              -       298

Stockholders' equity (deficit):
 Series 1993 8% convertible preferred stock,
  par value and liquidation preference
  $12.00 per share; 1,000,000 shares
  authorized                                      322     1,871
 Common stock, par value $.00001 per share;
  70,000,000 shares authorized                      1         -
 Additional paid-in-capital                    28,220    22,860
 Retained earnings (deficit)                  (27,129)  (45,720)
 Treasury stock at cost, representing
  201,890 shares of common stock in 1998            -      (713)
                                              -------   -------

  Total stockholders' equity (deficit)          1,414   (21,702)
                                              -------   -------

Commitments and contingencies

  Total liabilities and stockholders' equity  $ 8,169   $76,224
                                              =======   =======

See accompanying notes to consolidated financial statements.

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
           ----------------------------------------------------

                                         1999         1998        1997
                                         ----         ----        ----
                                             (Dollars in thousands,
                                               except share data)

Operating Revenues:
 Oil and gas production               $   16,456   $   26,724  $   19,457
 Transportation                              368          790         870
 Marketing                                 3,794        7,751      17,499
 Other                                     1,905          872         206
                                      ----------   ----------  ----------
                                          22,523       36,137      38,032
                                      ----------   ----------  ----------

Operating Expenses:
 Oil and gas production                    2,869        4,967       2,584
 Transportation                              115          235         404
 Marketing                                 4,227        7,910      17,418
 Exploration costs                         2,415        5,056         785
 Depreciation, depletion and
  amortization                            11,621       18,031       8,606
 Impairment of assets                      2,403       36,735       5,096
 Administrative expenses & other           4,757        4,676       3,461
                                      ----------   ----------  ----------
                                          28,407       77,610      38,354
                                      ----------   ----------  ----------

  Operating income (loss)                 (5,884)     (41,473)       (322)
                                      ----------   ----------  ----------

Other income (expense):
 Interest income                              76          101          46
 Interest expense                         (7,263)      (7,437)     (2,747)
 Gain (loss) on sale of assets           (13,378)         236         (22)
 Other                                      (319)           3           6
                                      ----------   ----------  ----------
                                         (20,884)      (7,097)     (2,717)
                                      ----------   ----------  ----------

     Loss before income tax benefit
       and extraordinary gain            (26,768)     (48,570)     (3,039)

Income tax benefit                             -       (2,346)     (1,192)
                                      ----------   ----------  ----------
Loss before extraordinary gain           (26,768)     (46,224)     (1,847)
Extraordinary gain                        45,366            -           -
                                      ----------   ----------  ----------

     Net income (loss)                $   18,598   $  (46,224) $   (1,847)

Preferred dividends                           (7)         (49)        (48)
                                      ----------   ----------  ----------

     Net income (loss) attributable to
      common shares                   $   18,591   $  (46,273) $   (1,895)
                                      ==========   ==========  ==========

Per common share:
 Basic:
  Loss before extraordinary gain      $    (1.61)  $    (4.61) $    (0.21)
  Extraordinary gain                        2.73            -           -
                                      ----------   ----------  ----------
  Net income (loss)                   $     1.12   $    (4.61) $    (0.21)
                                      ==========   ==========  ==========

Weighted average number of common
 shares outstanding                   16,607,830   10,029,415   9,021,810
                                      ==========   ==========  ==========

  Diluted:
   Loss before extraordinary gain     $    (1.52)  $    (4.61) $    (0.21)
   Extraordinary gain                       2.58            -           -
                                      ----------   ----------  ----------
   Net income (loss)                  $     1.06   $    (4.61) $    (0.21)
                                      ==========   ==========  ==========

Weighted average number of common
 shares and dilutive potential common
 shares                               17,582,675   10,029,415   9,021,810
                                      ==========   ==========  ==========


See accompanying notes to consolidated financial statements.

                  AMERICAN RESOURCES OFFSHORE, INC.
                  ---------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            ----------------------------------------------
                 FOR THE YEAR ENDED DECEMBER 31, 1999
                 ------------------------------------

              (Dollars in thousands, except share data)

                                       8% Preferred Stock            Common Stock
                                   ----------------------------    ----------------
                                    Number             Discount     Number           Additional
                                      of       Par        on          of      Par     Paid-in    Retained  Treasury
                                    Shares    Value   Preferred     Shares   Value    Capital    Earnings   Stock     Total
                                    ------    -----   ---------     ------   -----    -------    --------   -----     -----

Balance, December 31, 1998          230,516   $2,766    $(895)    10,251,853    -     $22,860    $(45,720) $(713)    $(21,702)

Conversion of preferred stock
 to common stock                   (190,834)  (2,290)     741        190,834    -       1,549

Issuance of common stock
 dividend                                                             18,442                7          (7)

TECO Warrant Exercise                                              2,751,852    -

Blue Dolphin Exploration
 purchase                                                         39,509,457    1       4,517                           4,518

Retire Treasury Stock                                               (201,890)   -        (713)              713

Net income                                                                                         18,598              18,598
                                   -------    ------    -----     ---------- ----     -------    --------  -----     --------

Balance, December 31, 1999          39,682    $  476    $(154)    52,520,548   $1     $28,220    $(27,129)    $0       $1,414
                                   =======    ======    =====     ========== ====     =======    ========  =====     ========

See accompanying notes to consolidated financial statements.

                  AMERICAN RESOURCES OFFSHORE, INC.
                  ---------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            ----------------------------------------------
                 FOR THE YEAR ENDED DECEMBER 31, 1998
                 ------------------------------------

              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        8% Preferred Stock            Common Stock
                                    ----------------------------   ----------------
                                    Number             Discount     Number           Additional
                                      of       Par        on          of      Par     Paid-in    Retained  Treasury
                                    Shares    Value   Preferred     Shares   Value    Capital    Earnings   Stock     Total
                                    ------    -----   ---------     ------   -----    -------    --------   -----     -----

Balance, December 31, 1997         268,851    $3,226    $(1,044)  10,193,676   -      $22,500    $    553  $(713)    $ 24,522

Conversion of preferred stock
 to common stock                   (38,335)     (460)       149       38,335   -          311           -      -            -

Issuance of common stock
 dividend                                -         -          -       19,842   -           49         (49)     -            -

Net income                               -         -          -            -   -            -     (46,224)     -      (46,224)
                                   -------    ------    -------   ---------- ---      -------    --------  -----     --------
Balance, December 31, 1998         230,516    $2,766    $  (895)  10,251,853   -      $22,860    $(45,720) $(713)    $(21,702)
                                   =======    ======    =======   ========== ===      =======    ========  =====     ========

See accompanying notes to consolidated financial statements.

                  AMERICAN RESOURCES OFFSHORE, INC.
                  ---------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            ----------------------------------------------
                 FOR THE YEAR ENDED DECEMBER 31, 1997
                 ------------------------------------

              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                        8% Preferred Stock                   Common Stock
                     ----------------------------          ----------------
                      Number          Discount              Number                      Additional
                        of     Par       on        Net        of      Par   Convertible  Paid-in   Retained  Treasury
                      Shares  Value  Preferred    Value     Shares   Value   Securities  Capital   Earnings   Stock     Total
                      ------  -----  ---------    -----     ------   -----   ----------  -------   --------   -----     -----

Balance,
 December 31, 1996   268,851   $3,226   $(1,044)  $2,182   6,520,296     -     $4,998    $16,453   $2,537   $ (52)    $26,118

Issuance of common
 stock dividend on
 8% preferred  stock       -        -         -        -      21,508     -          -         48      (48)      -           -

Conversion of warrants
 to common stock           -        -         -        -           8     -          -          -        -       -           -

Conversion of
 convertible securities
 and dividend to
 common stock              -        -         -        -   3,101,864     -     (4,520)     4,599      (79)      -           -

Redemption of
 convertible
 securities                -        -         -        -           -     -       (478)      (100)     (11)      -        (589)

Common stock issued,
 net of placement
 costs                     -        -         -        -     500,000     -          -      1,133        -       -       1,133

Common stock and
 options issued
 for professional
 services                  -        -         -        -      50,000     -          -        117        -       -         117

Exercise of Put
 Warrants                  -        -         -        -           -     -          -        250        -       -         250

Treasury stock
 purchased                 -        -         -        -           -     -          -          -        -    (661)       (661)

Net income                 -        -         -        -           -     -          -          -   (1,846)      -      (1,846)
                     -------   ------   -------   ------  ----------  ----     ------    -------   ------   -----     -------

Balance,
 December 31,
 1997                268,851   $3,226   $(1,044)  $2,182  10,193,676     -          -    $22,500   $  553   $(713)    $24,522
                     =======   ======   =======   ======  ==========  ====     ======    =======   ======   =====     =======


See accompanying notes to consolidated financial statements.

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
           ----------------------------------------------------

                                         1999         1998       1997
                                         ----         ----       ----
                                             (Dollars in thousands)

Operating activities:
 Net income (loss)                    $ 18,598     $(46,224)   $ (1,847)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation, depletion and
    amortization                        11,621       18,031       8,889
   Impairment of assets                  2,403       36,735       5,096
   Exploration costs                         -        5,056         785
   Deferred income taxes                     -       (2,054)     (1,242)
   (Gain) loss on sale of assets        13,378         (236)         22
   Extraordinary gain                  (45,366)           -           -
   Other                                  (650)         916         330
   Change in operating assets
    and liabilities:
     Change in accounts receivable       2,258          310       1,822
     Change in prepaid expenses
      and other                          2,226         (376)        198
     Change in accounts payable         (5,578)       6,199      (3,898)
     Change in accrued expenses
      and other                          4,153        2,889         (11)
     Change in deferred revenue         (3,575)         723        (714)
                                      --------     --------    --------

  Net cash provided by (used in)
   operating activities               $   (532)    $ 21,969    $  9,430
                                      --------     --------    --------

Investing activities:
 Expenditures on oil and gas
  properties                              (410)     (56,066)     (9,699)
 Expenditures on property and equipment   (524)      (2,711)       (669)
 Proceeds from sales of assets          24,817        2,390           4
 Change in notes receivable                  -           97         209
 Sale of Common Stock of Century
  Offshore                                 124            -      (2,500)
                                      --------     --------    --------

  Net cash provided by (used in)
   investing activities               $ 24,007     $(56,290)   $(12,655)
                                      ========     ========    ========

See accompanying notes to financial statements.

                     AMERICAN RESOURCES OFFSHORE, INC.

           For the Years Ended December 31, 1999, 1998 and 1997


                                         1999         1998        1997
                                         ----         ----        ----
                                             (Dollars in thousands)

Financing activities:
 Proceeds from borrowings             $      -     $40,773     $11,902
 Proceeds from sale of stock
  to Den norske                              -           -       1,330
 Payments on borrowings from
  related parties                            -           -        (490)
 Payments on other borrowings          (27,977)     (6,334)     (7,048)
 Change in deferred financing
  and convertible issuance costs             -      (1,043)       (195)
 Stock issuance and registration costs       -           -        (197)
 Issuance of common stock                4,546           -           -
 Redemption of convertible securities        -           -        (589)
 Purchase of treasury stock                  -           -        (661)
                                      --------     -------     -------

  Net cash provided by (used in)
     financing activities             $(23,431)    $33,396     $ 4,052
                                      --------     -------     -------

  Increase (decrease) in cash               44        (925)        827

Cash and cash equivalents at
 beginning of year                         255       1,180         353
                                      --------     -------     -------

Cash and cash equivalents at
 end of year                          $    299     $   255     $ 1,180
                                      ========     =======     =======


NON-CASH TRANSACTIONS:

During 1999, the Company sold its Appalachian properties and operations in exchange for the release by Den norske Bank of $12.5 million of indebtedness.

During 1998, the Company expanded its holdings in the Gulf by acquiring properties from TECO for $57.7 million. TECO agreed to seller-finance $18.5 million of the purchase price in the form of a promissory note (see Note
3).

During 1997, holders of $5,538,483 of the Convertible Securities converted the securities into 3,052,188 shares of Common Stock and received 49,676 shares of Common Stock dividends related to the Convertible Securities.
The remaining $461,517 was redeemed by the Company for a price of $589,023.

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

The Company declared stock dividends and issued 18,442, 19,842 and 21,508 shares of common stock to holders of the Series 1993 and Series B Preferred Stock during 1999, 1998 and 1997, respectively.


See accompanying notes to consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                DECEMBER 31, 1999, 1998 AND 1997
                --------------------------------


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

          ARO is involved in the exploration, development and production of oil and gas properties in the Gulf Coast Region offshore Louisiana and Texas. During 1999, ARO sold its Appalachian oil and gas properties and operations and wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. (Southern Gas), which was involved in the production, gathering, purchasing, processing, transporting and selling of natural gas in the State of Kentucky. These activities are considered to be one business segment for financial reporting purposes.

     (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of ARO and its former Subsidiary, collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

     (C)  CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers any liquid investments with an original maturity of three months or less when purchased as a cash equivalent.

     (D)  OIL AND GAS PROPERTIES

          The Company uses the successful efforts method of accounting for its oil and gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. The Company assesses the impairment of capitalized costs of proved oil and gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this method, the Company generally assesses its oil and gas properties on a depletable unit basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. Impairments of operating assets are included in the balance sheet as adjustments to the oil and gas properties asset account. Exploratory dry holes and geological and geophysical charges on exploratory projects are expensed.

                                                  (Continued)

          Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore site remediation are provided currently using the unit-of-production method. Significant changes in the various estimates discussed above could affect the financial position and results of operations of the Company.

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

     (G)  PIPELINE TRANSPORTATION REVENUE

          Revenue from the transportation of gas is recognized on the accrual basis as products are transported.

                                                  (Continued)

     (H)  DEFERRED FINANCING COSTS

          In connection with obtaining credit facilities, the Company has capitalized third party costs directly associated with the closing thereof. The costs are being amortized over the period of the credit facilities. For the years ended December 31, 1999, 1998 and 1997, approximately $1,180,538, $338,000 and
          $96,000, respectively, have been amortized to expense in connection with these costs.

     (I)  INCOME TAXES

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

     (J)  STOCK-BASED COMPENSATION

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

     (K)  EARNINGS PER SHARE

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

          The following table provides a reconciliation between basic and diluted earnings (loss) per share:


                                                  (Continued)

                                            Weighted
                                            Average
                                             Common       Per
                                Net Income   Shares      Share
                                  (Loss)  Outstanding   Amount*
                                ---------------------   -------
                                (Thousands except share amounts)

Year Ended December 31, 1999:
 Basic (loss) per share          $ 21,002  16,607,830    $ 1.26
 Dilutive effect of stock
  options and convertible
  preferred stock                       -     974,845         -
                                 --------  ----------
 Diluted earnings per share      $ 21,002  17,582,675    $ 1.19
                                 ========  ==========

Year Ended December 31, 1998:
 Basic (loss) per share          $(46,224) 10,029,415    $(4.61)
 Diluted (loss) per share        $(46,224) 10,029,415    $(4.61)
                                 ========  ==========

Year Ended December 31, 1997:
 Basic (loss) per share          $ (1,847)  9,021,810    $(0.21)
 Diluted (loss) per share        $ (1,847)  9,021,810    $(0.21)
                                 ========  ==========

          *Adjusted for preferred stock dividends of $6,555, $49,383 and $47,647 for 1999, 1998 and 1997,
          respectively.

          At December 31, 1998 and 1997, the stock options, warrants and Convertible Preferred Stock were not included in the computation of diluted loss per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

     (L)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the estimates.

(2)  1999 CORPORATE RESTRUCTURING

     On December 2, 1999, ARO closed the sale to Blue Dolphin Exploration of 39,509,457 shares of its Common Stock, resulting in Blue Dolphin Exploration owning approximately 75% of the combined voting power of all classes of ARO's voting securities. The purchase price for the shares was $4,517,734 after taking into consideration contractual price adjustments which were determined at the closing of the purchase. The contract between ARO and Blue Dolphin Exploration relating to this transaction is referred to as the "Investment Agreement."

     Also on December 2, 1999, ARO closed the sale to Fidelity Oil Holdings, Inc. (Fidelity Oil) of 80% of its interest in all of its oil and gas properties located in the Gulf of Mexico. The purchase price for the 80% interest was $24,238,318 after taking into consideration contractual price adjustments which were determined at the closing of the purchase. The

                                                  (Continued)
     contract between ARO and Fidelity Oil relating to this transaction is referred to as the "Purchase and Sale
     Agreement."

     Pursuant to the terms of the Investment Agreement and Purchase and Sale Agreement, prior to or at the closing of said agreements, the following transactions were also consummated:

     - ARO sold all of its Appalachian oil and gas properties and operations located in Kentucky and Tennessee to Nami Resources Company LLC (Nami Resources) in exchange for:

               the assumption by Nami Resources of $12.5 million of ARO's indebtedness to Den norske Bank and the release of ARO by Den norske Bank from any further liability on the indebtedness assumed by Nami Resources (the several promissory notes evidencing ARO's senior debt held by Den norske Bank are collectively referred to as the "DnB Note."); and

               ARO's release from any further obligation under its guarantee issued to Austin Energy Funding with respect to the future production rates of wells located on the Appalachian oil and gas properties sold to Nami Resources.

          Separately, ARO sold the stock of Southern Gas to an affiliate of one of its former directors in exchange principally for ARO's release from certain liabilities it owed to the former director and his affiliates and SGH's agreement to indemnify ARO for past operations and activities of Southern Gas.

     - The DnB Note and all related security interests and liens were assigned to Blue Dolphin Exploration under terms and conditions more particularly described in
          Note 4.

     - ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the DnB Note under terms and conditions more particularly described in Note 4.

     - Two holders of approximately 83% of ARO's Series 8% Preferred Stock (the "Preferred Stock"), both of whom were members of ARO's Board of Directors at the time these transactions were approved, converted their preferred shares into shares of our Common Stock in accordance with the existing terms of the Preferred Stock.

     - ARO amended its Amended and Restated Certificate of Incorporation to increase its total authorized capital stock from 53,000,000 to 73,000,000 shares and our authorized Common Stock from 50,000,000 to 70,000,000 shares.

     -    ARO amended its Amended and Restated Certificate of
          Incorporation to eliminate staggered, three-year terms of office for board members.

     - ARO's officers and directors were replaced by persons selected by Blue Dolphin Exploration.

     - ARO entered into a consulting arrangement under which some of its former management personnel will assist its new management selected by Blue Dolphin Exploration with transition matters (see Note 9).

                                                  (Continued)

     -    ARO and Blue Dolphin Services Co. ("Blue Dolphin
          Services"), an affiliate of Blue Dolphin Exploration, entered into a contractual arrangement for management and administrative services(see Note 9).

     The transactions described above were voted upon and approved or ratified by ARO's stockholders on December 1, 1999.

(3)  TECO ACQUISITION

     On March 5, 1998, the Company purchased interests in 41 leaseblocks in the Gulf of Mexico from TECO Oil & Gas, Inc.
     (TECO). The purchase consisted of an average 30% interest in approximately 198,300 acres containing 5 producing wells; partnership interests in Louisiana Offshore Ventures and Texas 3D Ventures and access to approximately 12,500 square miles of 3-D seismic data.

     As consideration for the properties, the Company paid $57.7 million, of which $1.3 million was paid in cash upon execution of the Purchase and Sale Agreement, $21.4 million was paid from funds borrowed under the Company's credit facility, and $16.5 million was paid from funds borrowed under bridge loans provided by DNB Energy Assets, Inc.
     (DNB), successor to Den norske Bank, AS (Den norske Bank), $1.5 million of which was due July 1, 1998, with the remainder due September 30, 1998. The balance of $18,500,000 was in the form of a promissory note in favor of TECO (TECO Note). The bridge loans from DNB were amended to extend the maturity date to December 31, 1998. DNB also amended the interest rate to either the prime rate plus 1% or the LIBOR plus 4%.

     Additionally, pursuant to the terms of a warrant agreement entered into between the parties relative to the TECO Note, TECO was vested with the rights to acquire 600,000 shares of ARO's common stock at $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO warrant agreement granted TECO warrants to acquire Common Stock equal to 10% of the Company's outstanding Common Stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, "Secondary Warrants"). The price per share of Common Stock evidenced by the Secondary Warrants was $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of Common Stock. By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for 747,159 common shares, and the shares were issued on July 28, 1999. Therefore, a total of 2,751,852 common shares were issued to TECO pursuant to the TECO Warrant Agreement. The 600,000 First Warrants expired by their own terms on July 1, 1999.

     On March 6, 1999, TECO sold the TECO Note to R. Hale Energy Services, Inc. (Hale Energy). This liability was settled on December 2, 1999, for a final payment of approximately $990,400 and was funded from a portion of the proceeds of ARO's sale of Common Stock to Blue Dolphin Exploration Company (Blue Dolphin Exploration) which is more particularly discussed in Note 2, above.


                                                  (Continued)

(4)  LONG-TERM DEBT

     A summary of long-term debt follows:

                                       December 31,   December 31,
                                           1999           1998
                                       ------------   ------------
                                         (Dollars in thousands)

Promissory note, payable to Blue
 Dolphin Exploration, due December 31,
 2000, with interest payable at
 maturity at the Floating Rate
 plus 1%,or LIBO Rate plus 4% per
 annum, secured by all of the
 Company's oil and gas properties         $5,000        $48,173

Term Loan A, as amended, payable
 to DNB, due December 31, 1998,
 with interest payable monthly at
 the Floating Rate plus 1%, or LIBO
 Rate plus 4% per annum, secured by
 substantially all of the Company's
 oil and gas   properties.                     -         15,000

Term Loan B payable to DNB, due
 December 31, 1998, with interest
 payable monthly at the Floating Rate
 plus 1%, or LIBO Rate plus 4% per
 annum, secured by substantially all
 of the Company's oil and gas properties.      -            550

Note payable to TECO, with interest
 at 14% per annum, increasing 2% each
 quarter the note remains unpaid, with
 a maximum rate of 18%, due October 1,
 1998.                                         -         18,500

Note payable to related party, recourse
 only to specific properties, interest
 payable at prime rate plus 1% in
 connection with the purchase of oil
 and gas properties from Prima
 Capital, LLC.                                 -            987

Other notes                                    -             29
                                          ------        -------
                                           5,000         83,239

Less - Current portion                         -        (64,033)
Less - Debt in default                         -        (18,500)
                                          ------        -------


Long-term debt                            $5,000        $   706
                                          ======        =======


     As of December 31, 1998, the Company was in default under its credit agreement with Den norske Bank. Effective August 1, 1999, the Company and DNB entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes:
     i) a note in the amount of $51,223,000 which was the primary obligation of the Company and is referred

                                                  (Continued)
     to hereunder as the "DnB Note;" and ii) a note in the amount of $12,500,000 which was the primary obligation of Southern Gas and guaranteed by the Company. Under the terms of the Guaranty Agreement entered into between the Company and DNB, the Company would be released from its guarantee of the Southern Gas note at such time as the Appalachian oil and gas operations of Southern Gas were sold. The sale of the Appalachian oil and gas operations of Southern Gas was completed during the fourth quarter of 1999; therefore, the Company is no longer a guarantor of the loan.

     At the closing of the Investment Agreement with Blue Dolphin
     Exploration on December 2, 1999, the Company paid $27 million on the DnB Note, after which Den norske Bank sold to Blue Dolphin Exploration the DnB Note and all related security interests and liens for the right to receive a contingent, future payment.

     ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the DnB
     Note if the combined, cumulative net revenues received by ARO and Fidelity Oil that are attributable to ARO's proved oil and gas resources in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and ARO will pay 20%.

     When Blue Dolphin Exploration purchased ARO's DnB Note, it modified the DnB Note and related loan documents so that it:

     -    reduced the principal amount ARO owes under the DnB
          Note to $5.0 million;

     -    deferred its right to receive payments under the DnB
          Note through December 31, 2000, if ARO remains in compliance with the modified loan documents and the Investment Agreement through that same date;

     - agreed to forgive all of the remaining indebtedness, including all principal and interest, under the DnB Note, if ARO remains in compliance with the modified loan documents and the Investment Agreement through December 31, 2000; and

     - agreed to refrain from exercising or enforcing through December 31, 2001, any of its rights that arose because of ARO's defaults under the DnB Note and related liens and loan documentation before they were modified, if ARO remains in compliance with the modified loan documents and the Investment Agreement through December 31, 2001.

     In order to complete the acquisition of the TECO properties, on March 5, 1998, the Company executed the TECO Note. The TECO Note was settled on December 2, 1999, for a final payment of approximately $990,400 and was funded from a portion of the proceeds of ARO's sale of Common Stock to Blue Dolphin Exploration more particularly described in Note 2.

     On October 10, 1997, the Company borrowed $1.5 million from Prima, a limited liability company in which a former officer/director owns a 20% interest, providing for the acquisition of an interest in certain producing and non-producing oil and gas properties. This note was settled at the closing of the Investment Agreement with Blue Dolphin Exploration for $550,000.

                                                  (Continued)

(5)  UNEARNED REVENUE

     On May 22, 1996, the Company conveyed an approximate 2.2 billion cubic feet (Bcf) volumetric production payment in Appalachian wells recently purchased from AKS through a facility sponsored by William Energy Services Company, a subsidiary of the Williams Companies, Inc. and structured by NationsBank. The Company received $4,300,000 ($4,147,300 after related costs) for the production payment, which has an anticipated six year term, and executed a guarantee in favor of Austin Energy Funding with respect to the future production rates of the wells. Of the funds received, $2,500,000 was used to reduce the Company's credit facility with its primary lender. The Company used the remainder of the funds for working capital and further acquisition and development activities in the Gulf Coast Region. As a result of the transaction, the Company recorded unearned revenue which was being recognized as the required volumes were delivered under the production payment conveyance. As part of the sale of ARO's Appalachian properties and operations to Nami Resources during 1999, ARO was released from any further obligation under its guarantee to Austin Energy Funding.

     ARO sells all of its current gas production through the operators of the properties and uses forward sales contracts from time to time to achieve more predictable cash flows and to reduce the effect of fluctuations in gas prices. In total, a loss of $198,000, included in production revenues, was recognized during 1999 relating to losses from hedging transactions; and there is $63,000 of unamortized unearned revenue as of December 31, 1999. ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements.

(6)  INCOME TAXES

     The provision (benefit) for income taxes for the years ended
     December 31, 1999, 1998 and 1997 is summarized as follows:

                                 1999        1998         1997
                                 ----        ----         ----
                                    (Dollars in thousands)

     Current tax expense        $   -        $   1         $ 49
                                =====        =====         ====

     Deferred tax (benefit)     $   -        $(292)     $(1,242)
                                =====        =====      =======

     The Company's effective tax rate (0%) in 1999 is less than the U.S. federal income tax rate of 34% primarily because of changes to its valuation allowance for deferred tax assets. The Company's effective tax benefit (5%) in 1998 is less than the effective tax rate because of changes to its valuation allowance for deferred tax assets. The Company's effective tax benefit (39%) in 1997 differs from the U.S. federal income tax rate of 34% primarily because of state income taxes.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented as follows:

                                                  (Continued)

                                                1999      1998
                                                ----      ----
                                            (Dollars in thousands)

Deferred tax assets:
 Net operating loss carryforwards             $ 7,150   $ 6,970
 Basis differences in oil and gas
  properties                                    1,320    11,978
 Basis differences in unconsolidated
  investee                                          -     1,400
 Allowance for doubtful accounts                    -       298
 Other                                              -        17
                                              -------   -------
   Total gross deferred tax assets              8,470    20,663

Less - Valuation allowance                    ( 8,470)  (19,239)
                                              -------   -------
 Net deferred tax assets                                  1,424

Deferred tax liabilities:
 Basis differences in oil and gas
  properties                                  $     -         -
 Basis differences in property and
  equipment                                         -     1,308
 Other                                              -        16
                                              -------   -------
  Deferred tax liabilities                          -     1,424
                                              -------   -------

  Net deferred tax asset (liability)                -       $(0)
                                              =======   =======

Current deferred tax asset                    $     -     $ 298
                                              =======   =======

Non-current deferred tax liability            $     -      $298
                                              =======   =======


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

     At December 31, 1999, the Company had approximately $21.0 million of net operating loss (NOL) carryforwards available to offset future taxable income for federal purposes. The carryforwards expire from 2000 to 2015.

     The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change of ownership occurs. Such a limitation of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 15 year statutory limit.

(7)  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term nature of these instruments.

(8)  STOCKHOLDERS' EQUITY

     The Company has authorized seventy million (70,000,000)
     shares of Common Stock. Outstanding at December 31, 1999 and 1998 are 52,520,548 and 10,251,853 shares, respectively.

                                                  (Continued)

     The Company has authorized one million (1,000,000) shares of Series 1993 Preferred Stock and two million (2,000,000) shares of Series Preferred Stock subject to designation by the Board of Directors:

     Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per share based upon the total number of shares outstanding. Outstanding at December 31, 1999 and 1998 are 39,682 and 230,516 shares, respectively.

     The Company paid dividends on the Series 1993 Preferred
     Stock through the issuance of 18,442 and 19,842 shares of common stock in 1999 and 1998, respectively.

     In conjunction with the purchase of properties from TECO, the parties entered into a warrant agreement (TECO Warrant Agreement) granting TECO warrants to acquire 600,000 shares of common stock of the Company (First Warrants) at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, Secondary Warrants). The price per share of common stock evidenced by the Secondary Warrants was $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of the Company's common stock. By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for 747,159 common shares, and the shares were issued on July 28, 1999. Therefore, a total of 2,751,852 common shares were issued to TECO pursuant to the TECO Warrant Agreement. The 600,000 First Warrants expired by their own terms on July 1, 1999.

     In April 1997, due to a decline in the market price of the Company's common stock to a level below its book value, the Board of Directors authorized the Company to repurchase up to $2 million of the Company's common stock in market transactions from time to time at prices deemed to be favorable by the Company. As of December 31, 1998, the Company had acquired 201,890 shares at an average price of $3.54 per share. During the fourth quarter of 1999, the Board of Directors authorized the shares to be retired and returned to authorized but unissued shares.

     On January 15, 2000, the Board of Directors declared dividends payable in common stock on January 22, 2000, to holders of the Series 1993 Preferred Stock totaling 1,588 shares.

     The Company applied APB Opinion 25 in accounting for the CSO and non-plan options. Accordingly, no compensation cost was recognized for the CSO and non-plan options granted in 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB 123, net income and earnings per share would not have been materially different from reported amounts.


                                                  (Continued)

     The fair value of each option granted in 1997 is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Dividend Yield                                   -
     Risk-free interest rate                      5.00%
     Expected life                              5 Years
     Expected volatility                         69.47%

     A summary of the status of CSO and non-plan options granted to employees, consultants, officers and directors for the purchase of the Company's common stock follows:


                                      CSO          Non-Plan
                                      ---          --------
                                      Weighted           Weighted
                             Number   Average   Number   Average
                               of     Exercise    of     Exercise
                             Shares    Price    Shares    Price
                             ------    -----    ------    -----

Balance,
December 31, 1998           1,738,910   $5.36   953,987   $3.83

Granted                             -       -         -       -
Exercised                           -       -         -       -
Terminated                 (1,738,910)  (5.36) (210,000)  (3.00)
                           ----------   -----  --------   -----

Balance,
December 31, 1999                   0      $0   743,987   $4.07
                                   ==      ==  ========   =====

Weighted average
 fair value of
 options granted
 during 1999               N/A
                           ===

                                                  (Continued)

                                      CSO          Non-Plan
                                      ---          --------
                                      Weighted           Weighted
                             Number   Average   Number   Average
                               of     Exercise    of     Exercise
                             Shares    Price    Shares    Price
                             ------    -----    ------    -----

Balance,
December 31, 1997          1,976,410    $5.12  1,143,987  $3.83

Granted                            -        -          -      -
Exercised                          -        -          -      -
Terminated                  (237,500)   (3.37)  (190,000) (3.79)
                           ---------    -----  ---------  -----

Balance,
December 31, 1998          1,738,910    $5.36    953,987  $3.83
                           =========    =====  =========  =====

Weighted average fair
 value of options
 granted during 1998       N/A
                           ===


     At December 31, 1998, 1,738,910 CSO options and 783,987 non-plan options were fully vested. The remaining 170,000 non-plan options would have vested over the next one to two years.

                                      CSO          Non-Plan
                                      ---          --------
                                      Weighted           Weighted
                             Number   Average   Number   Average
                               of     Exercise    of     Exercise
                             Shares    Price    Shares    Price
                             ------    -----    ------    -----

Balance,
December 31, 1996          1,943,910    $5.16  1,426,320  $4.14

Granted                       37,500     3.00    300,000   3.00
Exercised                          -        -          -      -
Terminated                    (5,000)   (6.00)  (582,333) (4.16)
                           ---------    -----  ---------  -----

Balance,
December 31, 1997          1,976,410    $5.12  1,143,987  $3.83
                           =========    =====  =========  =====

Weighted average fair
 value of options
 granted during 1997           $1.31
                               =====

     At December 31, 1997, 1,918,577 CSO options and 843,987 non-plan options were fully vested. The remaining 57,833 CSO options and 300,000 non-plan options would have vested over the next one to three years.

     The following is a summary of the status of CSO and non-plan options outstanding at December 31, 1999:


                                                  (Continued)

                    Outstanding Options   Exercisable Options
                    -------------------   -------------------
                   Weighted     Weighted              Weighted
 Exercise          Average      Average               Average
  Price           Remaining     Exercise              Exercise
  Range     Number   Life        Price     Number      Price
  -----     ------   ----        -----     ------      -----

 $4.00 -   743,987   1.1         $4.07    743,987      $4.07
  $4.50

     At December 31, 1999, the Company has reserved 611,667 shares of common stock which are issuable upon the exercise of the following warrants:

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

     The weighted average price of the 611,667 shares of common stock reserved upon exercise of all outstanding warrants is $3.76.

(9)  RELATED PARTY TRANSACTIONS

     Significant related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs (see
     Notes 2, 4 and 10).

     In 1999, 1998 and 1997, pursuant to the terms of an employment and stock option agreement, the Company has paid or accrued compensation to the Company's former Chairman of $13,750, $25,500 and $40,000, respectively. The former Chairman had been assisting Management in various financing transactions.

     In 1999, 1998 and 1997, the Company paid $111,442, $189,260 and $279,421, respectively, to purchase gas from a company owned 20% by a former director of the Company and which participated as a joint venture partner in drilling various wells in the Appalachian area.

     Pursuant to the terms of the Investment Agreement with Blue Dolphin Exploration, ARO entered into a consulting arrangement under which some of its former management personnel will assist its new management selected by Blue Dolphin Exploration with transition matters. For those consulting services, they will be paid an aggregate of $35,000 per month, plus reimbursable expenses, through February 2001. Fidelity Oil will bear 80% of the fees paid by ARO under the consulting arrangement. Because of this, the monthly cost to ARO of the consulting arrangement will be only $7,000 per month, plus its 20% share of reimbursable costs.

                                                  (Continued)

     Also pursuant to the terms of the Investment Agreement with Blue Dolphin Exploration, ARO and Blue Dolphin Services Co. ("Blue Dolphin Services"), an affiliate of Blue Dolphin Exploration, entered into a contractual arrangement pursuant to which Blue Dolphin Services will provide management and administrative services to ARO. Blue Dolphin Services will be compensated by ARO at the rate of $83,333 per month for its services.

(10) LEASES

     Future minimum rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

              Years ending
              December 31,
              ------------

                  2000                      $5,048
                  2001                           -
                  2002                           -
                                            ------
                                            $5,048
                                            ======

     The Company rents equipment and office space under various operating leases. Rental expense for the years ended December 31, 1999, 1998 and 1997, was approximately $112,000, $145,000 and $52,000, respectively. Included in
     1999, 1998 and 1997 is $24,800, $37,800 and $37,800,
     respectively, paid to a former officer/director of the Company related to office space rental. The lease agreement was effective through February 28, 1998 at a monthly rate of $3,100 and operated on a month-to-month basis thereafter until it was terminated by the Company on August 31, 1999.

(11) DEFINED CONTRIBUTION PLAN

     The Company maintained a Defined Contribution Plan (the
     Plan) for all full-time employees of its former Subsidiary until June 30, 1999 when it was terminated by the Board of Directors pursuant to and in preparation for the closing of the Investment Agreement with Blue Dolphin Exploration. Employees were entitled to make contributions based on their percentage of compensation.

     The Company provided a matching contribution up to 5% of each employee's compensation. For the years ended December 31, 1999, 1998 and 1997, approximately $50,800, $69,000 and
     $44,250, respectively, were recognized as a general and administrative expense for contributions to the Plan.

(12) SIGNIFICANT CUSTOMER CONCENTRATION

     The Company's market area is the Gulf Coast Region.  The
     Company previously maintained a market in the Appalachian
     Region of Kentucky until August 1, 1999, when the properties and operations of Southern Gas were sold.

     Gulf Coast Region:  The Company sells all of its current
     Gulf Coast oil and gas production through contracts administered by the operators of the properties.

                                                  (Continued)

(13) COMMITMENTS AND CONTINGENCIES

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




                                                  (Continued)

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------



The following supplemental information regarding oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (SEC) and Statement of Financial Accounting Standards No. 69 (SFAS No. 69), "Disclosures About Oil and Gas Producing Activities."

                                      1999      1998      1997
                                      ----      ----      ----
                                        (Dollars in thousands)
Capitalized costs relating to oil
and gas producing activities:
 Proved undeveloped oil and
  gas properties                    $    351  $  8,590  $ 4,193
 Proved oil and gas properties        12,167    51,112   45,096
 Unproved oil and gas properties       1,124    38,459    7,884
 Support equipment and facilities        158    10,547    8,190
                                    --------  --------  -------
                                      13,800   108,708   65,363

Less accumulated depreciation,
 depletion, amortization, and
 impairment                           (8,064)  (41,255) (16,737)
                                    --------  --------  -------

  Net capitalized costs             $  5,736  $ 67,453  $48,626
                                    ========  ========  =======

Costs incurred in oil and gas
producing  property acquisition,
exploration and  development
activities:
 Property acquisition costs:
  Proved                                   -  $ 19,119  $ 3,715
  Unproved                                 -    43,005    3,794
 Exploration costs                     2,415         -      929
 Development costs                       934     9,834    1,357
                                    --------  --------  -------

                                    $  3,349  $ 71,958  $ 9,795
                                    ========  ========  =======

Results of operations for oil
and gas activities:
 Oil and gas sales                   $16,456   $26,724  $19,457
 Gain (loss) on sale of oil
  and gas properties                 (11,653)        -        -
 Exploration costs                    (2,415)   (5,056)    (785)
 Production costs                     (2,869)   (4,967)  (2,584)
 Depreciation, depletion,
  and amortization                   (11,254)  (13,403)  (7,676)
 Impairment of oil and
 gas properties                       (2,403)  (34,735)  (3,596)
                                    --------  --------  -------

  Results of operations for oil
  and gas producing activities
  (excluding corporate overhead)    $(14,138) $(31,437) $ 4,816
                                    ========  ========  =======


                                                  (Continued)

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------


Reserve Quantity Information for the Year Ended December 31,
1999, 1998 and 1997:

The following estimates of proved developed and proved undeveloped reserve quantities, and related standardized measure of discounted net cash flow, are estimates only and have been provided by Richard M. Russell & Associates, Inc. (Kentucky/Appalachian Region properties); Netherland, Sewell & Associates, Inc. (Gulf Coast Region properties of South Timbalier 148 and Ship Shoal 150); Ryder Scott Company (all Gulf Coast Region properties except South Timbalier 148 and Ship Shoal 150); and McConnell Consulting, Inc. (Michigan properties), independent engineering consulting firms. The amounts do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are currently located in the United States in the Gulf Coast Region.

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

                                  1999           1998           1997
                                  ----           ----           ----
                              Oil     Gas    Oil     Gas     Oil    Gas
                              ---     ---    ---     ---     ---    ---

Proved developed and
 undeveloped reserves:
  Beginning of year            885   49,231  1,385  35,917  1,202  35,692
  Revisions of previous
    estimates                   29     (843)  (407) (6,787)   137  (4,378)
  Purchases of minerals
    in place                     0        0    269  25,911    268   3,714
  Extensions and discoveries     0        0     50   5,506    204   5,468
  Production                  (283)  (5,268)  (374) (9,428)  (426) (4,579)
  Sales and transfers of
    minerals in place         (486) (38,771)   (38) (1,888)     -       -
                              ----  -------  -----  ------  -----  ------

Total proved developed &
 undeveloped reserves          145    4,349    885  49,231  1,385  35,917
                              ====  =======  =====  ======  =====  ======

Proved developed reserves:

 Beginning of year             665   38,702  1,092  30,175    909  29,033

 End of year                    95    2,531    665  38,702  1,092  30,175
                              ====  =======  =====  ======  =====  ======


                                                  (Continued)

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AS OF
DECEMBER 31, 1999, 1998 AND 1997:


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

The average crude oil price at year-end 1999 and 1998 used for this calculation was $20.96 and $9.53, respectively, per barrel. The average natural gas price used was $2.31 and $2.13, respectively, for Gulf Coast, and $2.46 for Kentucky Region for 1998, alone. In general, oil and natural gas prices declined in early 1997 and continued to decline in 1998. In 1999, prices began to increase again.

At December 31, 1999, 1998 and 1997, the Company's future discounted net cash flow from proved reserves was located as follows:

                     Kentucky   Gulf Coast  Michigan     Total
                     --------   ----------  --------     -----
                          (Dollars in thousands)
          1999       $     0     $ 6,101     $     0    $ 6,101
          1998       $13,389     $38,033     $     0    $51,422
          1997       $18,636     $29,092     $    45    $47,773
                     =======     =======     =======    =======


At December 31, 1999, 1998 and 1997, the South Timbalier 148 Field accounted for approximately 31%, 14% and 38%, respectively, of the Company's future net cash flows from proved reserves in the Gulf Coast Region. Other fields with a significant percentage of proved reserved at December 31, 1999, were West Cameron 172, Ship Shoal 150 and South Timbalier 211, with 24%, 14% and 12%, respectively, of proved reserves. Both West Cameron 172 and South Timbalier 211 were a part of the TECO acquisition in 1998. At December 31, 1998 and 1997, the Gausdale Field accounted for approximately 61% and 67% of the Company's future net cash flows from proved reserves in the Kentucky Region.

                                                  (Continued)

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

          OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
          --------------------------------------------

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
      ----------------------------------------------------



                                  1999        1998        1997
                                  ----        ----        ----

Standard measure of discounted
 future net cash flows at
 December 31:
  Future cash inflows           $13,096    $110,468    $113,391
  Future production costs        (2,642)    (20,206)    (20,925)
  Future development costs       (2,740)    (10,703)     (6,982)
  Future taxes                        0      (1,679)     (2,759)
                                -------    --------    --------
                                  7,714      77,880      82,725

Future net cash flows, 10%
 annual discount for
 estimated timing of cash
 flows                           (1,613)    (26,458)    (34,952)
                                -------    --------    --------

 Standardized measure of
  discounted future net cash
  flows relating to proved
  gas reserves                  $ 6,101    $ 51,422    $ 47,773
                                =======    ========    ========

The following reconciles the change in the standardized measure of discounted future net cash flows during the years 1999, 1998 and 1997:

                                  1999        1998        1997
                                  ----        ----        ----

Beginning of year               $51,422    $47,773     $59,950
Sales of gas produced, net
 of production costs            (13,587)   (21,833)    (16,874)
Net changes in prices and
 production costs                13,097     (8,315)     (8,580)
Extensions and discoveries            0      4,436       9,476
Revisions of previous
 quantity estimates              (1,342)    (7,422)     (4,970)
Change from purchases of
 minerals in place                    0     35,666       3,947
Change from sale and transfers
 of minerals in  place          (49,681)    (2,812)          -
Changes in future development      (478)    (1,295)          -
Changes in future taxes               0        937        (117)
Accretion of discount             5,142      4,777       3,811
Changes in timing and other      (1,528)      (490)      1,130
                                -------    -------     -------
 End of year                    $ 6,101    $51,422     $47,773
                                =======    =======     =======

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICAN RESOURCES OF DELAWARE, INC.



                         By: /s/ Ivar Siem
                            ---------------------------------
                              Ivar Siem
                              President, CEO and Chairman

Date:   March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                                    Date
     ---------                                    ----

/s/ Ivar Siem
--------------------------
Ivar Siem, President
(Chief Executive Officer)                    March 29, 2000


/s/ G. Brian Lloyd
--------------------------
G. Brian Lloyd, Vice President
(Chief Accounting Officer)                   March 29, 2000


/s/ Michael J. Jacobson
--------------------------
Michael J. Jacobson, Director                March 29, 2000


/s/ John P. Atwood
--------------------------
John P. Atwood, Director                     March 29, 2000


/s/ Andrew R. Agosto
--------------------------
Andrew R. Agosto, Director                   March 29, 2000


/s/ Douglas L. Hawthorne
--------------------------
Douglas L. Hawthorne, Director               March 29, 2000

                          EXHIBIT INDEX

                AMERICAN RESOURCES OFFSHORE, INC.

Exhibit
Number              Description                         Page No.


2.01      Certificate of Ownership and Merger Merging
          American Resources Offshore, Inc., into
          American Resources of Delaware, Inc.
          (incorporated by reference to Exhibit 10.96
          to ARO's Report on Form 8-K filed on November
          12, 1998).                                        *

3.01      By-Laws of ARO, as amended (incorporated by
          reference to Exhibit 3.2 to ARO's Form 10-SB)     *

3.02      Restated Certificate of Incorporation filed
          with the Delaware Secretary of State
          (incorporated by reference to Exhibit 3.10 to
          ARO's Form 8-K filed December 12, 1996).          *

3.03      Copy of the Certificate eliminating the
          Series B Preferred Stock (incorporated by
          reference to Exhibit 3.11 to ARO's Form 8-K
          filed on April 24, 1997).                         *

3.04      Certificate of Amendment of Restated
          Certificate of Incorporation filed with the
          Delaware Secretary of State on July 11, 1997
          (incorporated by reference to Exhibit 3.12 to
          ARO's Form 8-K filed on July 25, 1997).           *

3.05 Certificate of Amendment dated July 2, 1998 amending ARO's Restated Certificate of
          Incorporation (incorporated by reference to
          Exhibit 10.95 to ARO's Report on Form 10-Q for the quarterly period ending June 30,
          1998).                                            *

3.06      Certificate of Amendment of Restated
          Certificate of Incorporation (incorporated by
          reference to Exhibit 99.2 to ARO's Report on
          Form 8-K dated December 10, 1999).                *

3.07      Second Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 99.3 to ARO's Report on Form 8-K dated December 10,
          1999).                                            *

4.01      Specimen Common Stock Certificate
          (incorporated by reference to Exhibit 4.1 to
          the ARO's Form 10-SB).                            *

4.02      Specimen Preferred Stock Certificate
          (incorporated by reference to Exhibit 4.2 to
          ARO's Form 10-SB).                                *

10.01     Form of Limited Liability Company Agreement
          of Crescent Turnkey & Engineering, L.L.C.
          dated December 30, 1994 (incorporated by
          reference to Exhibit 10.31 to ARO's 1994 Form
          10-KSB).                                          *

10.02     Registration Rights Agreement dated July 16,
          1997 between ARO and Den norske Bank ASA
          (incorporated by reference to Exhibit 10.81
          to ARO's Form 8-K filed on July 25, 1997).        *

10.03     Copy of the First Amended and Restated Credit
          Agreement between ARO and Den norske Bank, AS
          (incorporated by reference to Exhibit 10.86 to ARO's Form 8-K filed on November 19,
          1997).                                            *

10.04     Promissory Note from American Resources
          Offshore, Inc. in favor of TECO Oil & Gas,
          Inc. (incorporated by reference to Exhibit
          10.90 to ARO's Form 8-K filed on March 16,
          1998).                                            *

10.05     Warrant Agreement between American Resources
          of Delaware, Inc. and TECO Oil & Gas, Inc.
          (incorporated by reference to Exhibit 10.91
          to ARO's Form 8-K filed on March 16, 1998).       *

10.06     First Amendment to First Amended and Restated
          Credit Agreement dated March 5, 1998 between
          American Resources of Delaware, Inc.,
          Southern Gas Co. of Delaware, Inc., American
          Resources Offshore, Inc. and DNB Energy
          Assets, Inc. (incorporated by reference to Exhibit 10.92 to ARO's Report on Form 10-Q for the quarterly period ending March 31,
          1998).                                            *

10.07     Amended Purchase and Sale Agreement between
          American Resources of Delaware, Inc.,
          American Resources Offshore, Inc, TECO Oil &
          Gas, Inc. and TECO Energy, Inc. (incorporated
          by reference to Exhibit 10.93 to ARO's Report
          on Form 8-K/A2 filed on May 19, 1998).            *

10.08     Intercreditor Agreement between American
          Resources of Delaware, Inc., American
          Resources Offshore, Inc., Southern Gas Co. of
          Delaware, Inc., TECO Oil & Gas, Inc. and DNB
          Energy Assets, Inc. (incorporated by
          reference to Exhibit 10.94 to ARO's Report on
          Form 8-K/A2 filed on May 19, 1998).               *

10.09     Asset Purchase Agreement between Southern Gas
          Co. of Delaware, Inc. and Nami Resources
          Company, LLC (incorporated by reference to
          Exhibit 10.100 to ARO's Report on Form 8-K
          dated November 9, 1999).                          *

10.10     Stock Purchase Agreement between American
          Resources Offshore, Inc. and Southern Gas
          Holding, LLC (incorporated by reference to
          Exhibit 10.101 to ARO's Report on Form 8-K
          dated November 9, 1999).                          *

10.11     Investment Agreement by and between American
          Resources Offshore, Inc. and Blue Dolphin
          Exploration Company, as amended (incorporated
          by reference to Exhibit 99.1 to ARO's Report
          on Form 8-K dated December 17, 1999).             *

10.12     Purchase and Sale Agreement between American
          Resources Offshore, Inc. and Fidelity Oil
          Holdings, Inc., as amended (incorporated by
          reference to Exhibit 99.2 to ARO's Report on
          Form 8-K dated December 17, 1999).                *

10.13     Management and Administrative Services
          Agreement by and between Blue Dolphin
          Services, Inc. and American Resources
          Offshore, Inc. (incorporated by reference to
          Exhibit 99.5 to ARO's Report on Form 8-K
          dated December 17, 1999).                         *

10.14     Fourth Amendment to First Amended and
          Restated Credit Agreement (incorporated by
          reference to Exhibit 99.6 to ARO's Report on
          Form 8-K dated December 17, 1999).                *

10.15     Consent, Acknowledgment and Ratification
          (incorporated by reference to Exhibit 99.7 to ARO's Report on Form 8-K dated December 17,
          1999).                                            *

10.16     Consulting Agreement (incorporated by
          reference to Exhibit 99.8 to ARO's Report on
          Form 8-K dated December 17, 1999).                *

16.01     Response letter from KPMG LLP to the
          Securities and Exchange Commission
          (incorporated by reference to Exhibit 16.01
          to ARO's Report on Form 8-K/A filed on
          January 15, 1999).                                *

23.1      Consent of Ernst & Young LLP.                    79

23.2      Consent of Netherland, Sewell & Associates,
          Inc.                                             80

23.3      Consent of Ryder Scott Company, Petroleum
          Engineers                                        81

23.4      Consent of Richard M. Russell & Associates,
          Inc.                                             82

23.5      Consent of KPMG LLP.                             83

*Previously filed





                          Exhibit 23.1



                 Consent of Independent Auditors



The Board of Directors
American Resources Offshore, Inc.


We consent to incorporation by reference in the Registration Statement (Form S-8 No. 333-654) pertaining to the Andrew J. Kacic Severance Agreement of our report dated March 10, 2000, with respect to the consolidated financial statements of American Resources Offshore, Inc. included in the Annual Report (Form 10-
K) for the year ended December 31, 1999.

                                   Ernst & Young LLP

New Orleans, Louisiana
March 29, 2000

                          Exhibit 23.2

NSAI    Netherland, Sewell
                    & Associates, Inc.
--------------------------------------









CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
---------------------------------------------------------

     As independent oil and gas consultants, Netherland, Sewell & Associates, Inc., hereby consents to: (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1999, to the interest of American Resources Offshore, Inc. (ARO) in certain oil and gas properties;
(b) all references to our firm included in or made a part of ARO's Annual Report on Form 10-K for the year ended December 31, 1999; (c) the incorporation by reference thereof into ARO's Registration Statement on Form S-8, Commission File No. 333-654; and (d) the reference to our firm under the heading "Experts" in the Prospectus.

                         NETHERLAND, SEWELL & ASSOCIATES, INC.



                         By: /s/ Frederic D. Sewell
                            -------------------------------------
                              Frederic D. Sewell
                         Its: President


Dallas, Texas
March 29, 2000

                          Exhibit 23.3



RYDER SCOTT COMPANY
PETROLEUM ENGINEERS
-------------------





CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS
---------------------------------------------------------

     As independent oil and gas consultants, Ryder Scott Company hereby consents to: (a) the use of our report setting forth our estimates of proved reserves and future revenue, as of December 31, 1999, to the interest of American Resources Offshore, Inc.
(ARO) in certain oil and gas properties; (b) all references to our firm included in or made a part of ARO's Annual Report on Form 10-K for the year ended December 31, 1999; (c) the incorporation by reference thereof into ARO's Registration Statement on Form S-8, Commission File No. 333-654; and (d) the reference to our firm under the heading "Experts" in the Prospectus.

                              RYDER SCOTT COMPANY
                              PETROLEUM ENGINEERS



Houston, Texas
March 30, 2000

                          Exhibit 23.4

RICHARD M. RUSSELL & ASSOCIATES, INC.
-------------------------------------
CONSULTING ENGINEERS







CONSENT OF INDEPENDENT CONSULTING ENGINEER
------------------------------------------

     As independent consulting engineer, Richard M. Russell & Associates, Inc. consents to: (a) the use of our report dated February 15, 1999 setting forth our estimates of reserves and future revenue as of January 1, 1999, to the interest of American Resources Offshore, Inc. (ARO) in certain oil and gas properties;
(b) all references to our firm included in or made a part of ARO's Annual Report on Form 10-K for the year ended December 31, 1999; (c) the incorporation by reference thereof into ARO's Registration Statement on Form S-8, Commission File No. 333-654; and (d) the reference to our firm under the heading "Experts" in the Prospectus.

                         Richard M. Russell & Associates, Inc.



                         By: /s/ Richard M. Russell
                            -----------------------------------
                               Richard M. Russell
                               President



Nashville, Tennessee
March 30, 2000



        2003 BLAIR BOULEVARD, NASHVILLE, TENNESSEE 37212
    615-385-5446 FAX 615-292-7375 E MAIL RCYCLE@IX.NETCOM.COM





                          Exhibit 23.5

                 Consent of Independent Auditors
                 -------------------------------



The Board of Directors
American Resources Offshore, Inc.

     We consent to the incorporation by reference in the following Registration Statements of American Resources Offshore, Inc., and in the related Prospectuses, of our report dated March 30, 1998, related to the consolidated statements of operations, stockholders' equity and cash flows of American Resources Offshore, Inc. (formerly American Resources of Delaware, Inc.) for the year ended December 31, 1997, which report appears in the December 31, 1999 Annual Report on Form 10-K of American Resources Offshore, Inc:


     (a) The Company's Registration Statement on Form S-8, Commission File No. 333-654 (Andrew J. Kacic Severance Agreement).


                                             KPMG LLP


Houston, Texas
March 30, 2000