Form 10-Q
period 2000-03-31
AMERICAN RESOURCES OFFSHORE INC
filed 2000-05-12
CIK 899717

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

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

     On March 31, 2000, 52,522,136 shares of the Registrant's common stock, par value $.00001 per share, were issued and outstanding and 39,682 shares of the Registrant's Series 1993 8%
Convertible Preferred Stock were issued and outstanding.

                AMERICAN RESOURCES OFFSHORE, INC.
                            FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 2000

                              INDEX

                                                            Page
                                                           Number
                                                           ------

PART I    -    FINANCIAL INFORMATION                            1

Item 1    -    Financial Statements (unaudited)                 1

               Introduction to the Financial Statements         1

               Condensed Consolidated Balance Sheets -
               March 31, 2000 and December 31, 1999             3

               Condensed Consolidated Statements of
               Operations - Three Months Ended March 31,
               2000 and 1999                                    4

               Condensed Consolidated Statements of Cash
               Flows - Three Months Ended March 31, 2000
               and 1999                                         5

               Notes to Condensed Consolidated Financial
               Statements                                       6

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8

Item 3    -    Quantitative and Qualitative Disclosures
               About Market Risks                              11

PART II   -    OTHER INFORMATION                               11

Item 1    -    Legal Proceedings                               11

Item 6    -    Exhibits and Reports on Form 8-K                11

               Signature                                       12

                AMERICAN RESOURCES OFFSHORE, INC.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements of American Resources Offshore, Inc. ("ARO") included herein have been prepared by ARO, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. ARO follows the successful efforts method of accounting for oil and gas properties wherein costs incurred in the acquisition and successful exploration and development of oil and gas reserves are capitalized, and other costs are expensed as incurred. ARO believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

               AMERICAN RESOURCES OFFSHORE, INC.

                CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS

                   FOR THE THREE MONTHS ENDED
                    MARCH 31, 2000 AND 1999

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------

                                  ASSETS
                                  ------

                                             MARCH 31,
                                             ---------
                                                2000       DECEMBER 31,
                                                ----       ------------
                                            (UNAUDITED)        1999
                                             ----------        ----
                                               (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents                  $   564         $  299
  Accounts and notes receivable, net             546          1,956
  Prepaid expenses and other                     130            144
                                             -------         ------
     Total current assets                      1,240          2,399
                                             -------         ------

Property and equipment, at cost
  (successful efforts method)                 13,801         13,800

Less accumulated depreciation,
  depletion and amortization                  (8,422)        (8,064)
                                             -------        -------
     Net property and equipment                5,379          5,736

Other assets                                      19             34
                                             -------        -------

     Total Assets                            $ 6,638        $ 8,169
                                             =======        =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
  Accounts payable-trade                     $    32         $ 1,584
  Accrued expenses and other                      79             171
                                             -------         -------
     Total current liabilities                   111           1,755

Long-term debt, excluding current portion      5,000           5,000

Stockholders' equity:
  Convertible preferred stock                    322             322
  Common stock                                     1               1
  Additional paid-in capital                  28,220          28,220
  Retained earnings (deficit)                (27,016)        (27,129)
                                             -------         -------
     Total stockholders' equity                1,527           1,414
                                             -------         -------

     Total liabilities and
       stockholders' equity                  $ 6,638         $ 8,169
                                             =======         =======

See accompanying notes to condensed, consolidated financial statements.

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -----------------------------------------------------------
                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                ------------------------------------------

                                                2000           1999
                                                ----           ----
                                               (DOLLARS IN THOUSANDS,
                                                 EXCEPT SHARE DATA)

Operating revenues:
  Oil and gas production                     $   925         $ 6,526
  Marketing                                        -           2,194
  Other                                            -             406
                                             -------         -------
                                                 925           9,126
                                             -------         -------

Operating expenses:
  Oil and gas production                         142             465
  Exploration costs                               19             476
  Marketing                                        -           2,202
  Depreciation, depletion and
     amortization                                355           4,078
  Impairment of assets                             -              45
  Administrative expenses and other              329           1,211
                                             -------         -------
                                                 845           8,477
                                             -------         -------

     Operating income                             80             649

Other income (expense):
  Interest income (expense)                        9          (2,268)
  Gain on sale of assets                          25               -
                                             -------         -------

     Income (loss) before income
      tax expense                                114          (1,619)

Income tax expense                                 -               -
                                             -------         -------

     Net income (loss)                       $   114         $(1,619)

Preferred dividends                                -              (4)
                                             -------         -------

Net income (loss) attributable
  to common shares                           $   114         $(1,623)
                                             =======         =======

Per common share:
  Basic                                      $  0.00         $  (.16)
                                             =======         =======

Weighted average number of common
  shares outstanding                         52,521,342      10,059,184
                                             ==========      ==========

  Diluted                                    $  0.00         $  (.16)
                                             -------         -------

Weighted average number of common shares
  and dilutive potential common shares       52,561,024      10,059,184
                                             ==========      ==========



See accompanying notes to condensed, consolidated financial statements.

                     AMERICAN RESOURCES OFFSHORE, INC.
                     ---------------------------------

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
        ----------------------------------------------------------

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                ------------------
                                                2000           1999
                                                ----           ----
                                               (DOLLARS IN THOUSANDS)

Net cash provided by operating activities    $   240         $   413
                                             -------         -------

Investing activities:
  Purchases of oil and gas property
     and equipment                                 -            (347)
  Change in notes receivable                       -              (6)
  Proceeds from sale of assets                    25               -
                                             -------         -------

     Net cash provided by (used in)
       investing activities                  $    25         $  (353)
                                             -------         -------

Financing activities:
  Payments on borrowings                           -             (84)
                                             -------         -------

     Net cash provided by (used in)
       financing activities                        -         $   (84)
                                             -------         -------

     Increase (decrease) in cash                 265             (24)

Cash and cash equivalents at beginning
  of period                                      299             255
                                             -------         -------

Cash and cash equivalents at end of period   $   564         $   231
                                             =======         =======


NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 1,588 and 9,221 shares of common stock to holders of the Series 1993 Preferred
Stock during the three months ended March 31, 2000 and 1999, respectively.

See accompanying notes to condensed, consolidated financial statements.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
       ---------------------------------------------------
                           (UNAUDITED)
                           -----------

(1)  1999 CORPORATE RESTRUCTURING

     On December 2, 1999, ARO closed the sale to Blue Dolphin Exploration Company (Blue Dolphin Exploration) of 39,509,457 shares of its common stock, resulting in Blue Dolphin Exploration owning approximately 75% of the combined voting power of all classes of ARO's voting securities. The purchase price for the shares was $4,517,734 after taking into consideration contractual price adjustments which were determined at the closing of the purchase. The contract between ARO and Blue Dolphin Exploration relating to this transaction is referred to as the "Investment Agreement."

     Also on December 2, 1999, ARO closed the sale to Fidelity Oil Holdings, Inc. (Fidelity Oil) of 80% of its interest in all of its oil and gas properties located in the Gulf of Mexico. The purchase price for the 80% interest was $24,238,318 after taking into consideration contractual price adjustments which were determined at the closing of the purchase. The contract between ARO and Fidelity Oil relating to this transaction is referred to as the "Purchase and Sale Agreement."

     Pursuant to the terms of the Investment Agreement and Purchase and Sale Agreement, prior to or at the closing of said agreements, the following transactions were also consummated:

     * ARO sold all of its Appalachian oil and gas properties and operations located in Kentucky and Tennessee to Nami Resources Company LLC (Nami Resources) and the stock of Southern Gas to an affiliate of one of its former directors.

     *    The promissory note payable to Den norske Bank (DnB
          Note) and all related security interests and liens were assigned to Blue Dolphin Exploration.

     * ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the DnB Note.

     * Two holders of approximately 83% of ARO's Series 8% Preferred Stock (the "Preferred Stock"), both of whom were members of ARO's Board of Directors at the time these transactions were approved, converted their preferred shares into shares of ARO's common stock in accordance with the existing terms of the Preferred Stock.

     * ARO amended its Amended and Restated Certificate of Incorporation to increase its total authorized capital stock from 53,000,000 to 73,000,000 shares and its authorized common stock from 50,000,000 to 70,000,000 shares.

     *    ARO amended its Amended and Restated Certificate of
          Incorporation to eliminate staggered, three-year terms of office for board members.

     * ARO's officers and directors were replaced by persons selected by Blue Dolphin Exploration.

                AMERICAN RESOURCES OFFSHORE, INC.
                ---------------------------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
       ---------------------------------------------------
                           (UNAUDITED)
                           -----------

     * ARO entered into a consulting arrangement under which some of its former management personnel will assist its new management selected by Blue Dolphin Exploration with transition matters.

     *    ARO and Blue Dolphin Services Co. ("Blue Dolphin
          Services"), an affiliate of Blue Dolphin Exploration, entered into a contractual arrangement for management and administrative services.

     The transactions described above were voted upon and approved or ratified by ARO's stockholders on December 1, 1999.

(2)  EARNINGS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income (loss) related to the unexercised stock options outstanding for the quarter ended March 31, 2000 and 1999, respectively (in thousands except share amounts).

                          Quarter ended              Quarter ended
                          March 31, 2000             March 31, 1999
                          --------------             --------------
                                         Per                         Per
                       Net              Share    Net                Share
                      Income  Shares    Amount  (Loss)    Shares    Amount
                      ------  ------    ------  -----     ------    ------

Basic earnings (loss)
 per share
 Income (Loss)
 available to
 common stockholders   $114 52,521,342  $ 0.00 $(1,623) 10,059,184 $(0.16)

Potential common
 shares                   -     39,682               -           -
                       ---- ----------         -------  ----------

Diluted earnings
 per share
 Income (Loss)
 available to
 common stockholders   $114 52,561,024  $ 0.00 $(1,623) 10,059,184 $(0.16)
                       ---- ----------  ------ -------  ---------- ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995:

     This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Exchange Act"). All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 2000 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of ARO. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 8-K which ARO filed with the Securities and Exchange Commission on July 25, 1997.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

     REVENUES. Total revenues for ARO decreased 90% to $925,000 for the quarter ended March 31, 2000 ("current period") from $9.1 million in the quarter ended March 31, 1999 ("previous period"). Oil and gas production revenue decreased 86% to $925,000 in the current period, due primarily to the Company's sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. The Company had no marketing revenues during the current period as compared with $2.2 million for the previous period. This decrease was due to the sale of the Company's Appalachian properties and operations effective July 1, 1999.

     The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                    THREE MONTHS ENDED     %
                                         MARCH 31       INCREASE
                                    2000        1999   (DECREASE)
                                    ----        ----   ---------

     Production volumes:
       Natural gas (MMcf*)             153      2,079    (93%)
       Oil (MBbls*)                     18         77    (77%)
       Total (MMcfe*)                  261      2,538    (90%)
     Average sale prices:**
       Natural gas (per Mcf*)       $ 2.88     $ 2.85      1%
       Oil (per Bbl*)               $26.75     $10.37    158%
       Per Mcfe*                    $ 3.54     $ 2.65     34%
     Expenses (per Mcfe*):
       Lease operating (including
         production taxes)          $ 0.54     $ 0.16    238%
       Depreciation, depletion
         and amortization           $ 1.36     $ 1.61    (16%)
       Administrative               $ 1.26     $ 0.47    168%

  *(MMcf = million cubic feet; Mbl = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel)

**Includes effect of hedging (excluding hedging, the average price for gas would have been $2.61 per Mcf, and the average price per Mcfe would have been $3.38).

     OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 65% to $142,000 in the current period due primarily to a significant decrease in the Company's production volumes as a result of the sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. Oil and gas production expense was $0.54 per Mcfe in the current period as compared to $0.16 in the previous period, an increase of 238%. The per unit increase was primarily the result of decreased production and planned regulatory mandated upgrades of production facilities.

     EXPLORATION COSTS. During the current period, costs of approximately $19,000 were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs, compared with $476,000 for the previous period.

     ADMINISTRATIVE EXPENSE. Administrative expense decreased 73% to $329,000 in the current period. In December 1999, as part of its restructuring efforts, the Company entered into a consulting arrangement under which some of its former management will assist new management with transition matters at a monthly cost of $7,000 to ARO; and the Company entered into a contractual arrangement with Blue Dolphin Services Co. ("Blue Dolphin Services") pursuant to which Blue Dolphin Services will provide management and administrative services to the Company for compensation at the rate of $83,333 per month. As a result, the Company's Kentucky office was eliminated; and the New Orleans office was reduced to two employees who are now employed by Blue Dolphin Services.

     DD&A EXPENSE. DD&A expense decreased 91% to $355,000 for the current period due to the Company's sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999, and the sale of its Appalachian properties and operations effective July 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at March 31, 2000 totaled
$564,000.

     To improve its financial condition, in and prior to December
1999, the Company

     *    sold an 80% interest in its Gulf of Mexico properties;

     *    sold all of its Appalachian oil and gas properties; and

     *    issued 39,509,507 shares of its common stock to Blue
          Dolphin Exploration Company.

     As a result of these transactions, the Company expects that its revenues, production expenses and results of operations will decrease materially from those of prior years.

     During the third quarter of 1999, ARO was released from $12.5 million of Den norske Bank debt as a result of the sale of its Appalachian properties and operations. Immediately after the sale of the 80% interest in its Gulf of Mexico properties, ARO paid Den norske Bank an additional $27 million. Den norske Bank then assigned the debt to Blue Dolphin Exploration; and ARO entered into an amendment to the credit agreement wherein Blue Dolphin Exploration agreed, among other things, to reduce the balance due on the debt to $5 million and to forgive all of the remaining indebtedness, including all principal and interest, if ARO remains in compliance with the modified loan documents and the Investment Agreement through December 31, 2000.

     Funding for ARO's business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. ARO's principal uses of capital have been for the acquisition, exploration and development of oil and gas properties. ARO has no present agreement, commitment or understanding with respect to any acquisitions of oil and gas properties and plans to use all available resources, if any, for the development of its existing properties.

     During the first quarter of 2000, ARO expended approximately $19,000 in its exploration and development program. ARO will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest.

     ARO continuously reevaluates the use of forward sales contracts for gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. These arrangements are settled on a monthly basis.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

     There have been no material changes in market risks since
December 31, 1999.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 8, 2000, the Company and Ralph Currie, ARO's former Chief Financial Officer, were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C. V. AMERICAN RESOURCES OFFSHORE, INC. AND RALPH CURRIE, ET AL (Case No. H-00-1371). The lawsuit alleges that H&N Gas and ARO entered into illegal and fraudulent natural gas purchase operation agreements that benefitted ARO at the expense of H&N Gas. H&N Gas is seeking a claim against ARO of $2.8 million plus treble damages. ARO intends to vigorously defend this claim.

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

                         AMERICAN RESOURCES OFFSHORE, INC.



Date:  May 12, 2000      By: /s/ G. Brian Lloyd
                            ------------------------------------
                              G. Brian Lloyd
                              Vice President and Treasurer
                              (Principal Accounting Officer)