Form 10-Q
period 2000-06-30
AMERICAN RESOURCES OFFSHORE INC
filed 2000-08-10
CIK 899717

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ___ TO ____.

                           Commission File No.0-21472

                        AMERICAN RESOURCES OFFSHORE, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                                86-0713506
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

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

                  YES  [X]                   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

     On July 31, 2000, 52,523,724 shares of the Registrant's common stock, par value $.00001 per share, were issued and outstanding and 39,682 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

                        AMERICAN RESOURCES OFFSHORE, INC.
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I      -     FINANCIAL INFORMATION                                  1

Item 1      -     Financial Statements (unaudited)                       1

                  Introduction to the Financial Statements               1

                  Condensed Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999                    3

                  Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 2000 and 1999      4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2000 and 1999                5

                  Notes to Condensed Consolidated Financial Statements   6

Item 2      -     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  9

Item 3      -     Quantitative and Qualitative Disclosures About
                    Market Risks                                        14

PART II     -     OTHER INFORMATION                                     14

Item 1      -     Legal Proceedings                                     14

Item 6      -     Exhibits and Reports on Form 8-K                      14

                  Signature                                             15

                      AMERICAN RESOURCES OFFSHORE, INC.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated financial statements of American Resources Offshore, Inc. ("ARO") included herein have been prepared by ARO, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of operations, financial position and cash flows. ARO follows the successful efforts method of accounting for oil and gas properties wherein costs incurred in the acquisition and successful exploration and development of oil and gas reserves are capitalized, and other costs are expensed as incurred. ARO believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

                        AMERICAN RESOURCES OFFSHORE, INC.

                        CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999

                       AMERICAN RESOURCES OFFSHORE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,
                                                                2000         DECEMBER 31,
                                                             (UNAUDITED)         1999
                                                             ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
Current assets:
 Cash and cash equivalents ...............................   $        857    $        299
 Accounts and notes receivable, net ......................            653           1,956
 Prepaid expenses and other ..............................            541             144
                                                             ------------    ------------
      Total current assets ...............................          2,051           2,399
                                                             ------------    ------------
Property and equipment, at cost
 (successful efforts method) .............................         13,689          13,800
Less accumulated depreciation,
 depletion and amortization ..............................         (8,757)         (8,064)
                                                             ------------    ------------
      Net property and equipment .........................          4,932           5,736
Other assets .............................................             19              34
                                                             ------------    ------------

      Total Assets .......................................   $      7,002    $      8,169
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade ..................................   $        195    $      1,584
 Accrued expenses and other ..............................            241             171
                                                             ------------    ------------
      Total current liabilities ..........................            436           1,755
Long-term debt, excluding current portion ................          5,000           5,000
Stockholders' equity:
 Convertible preferred stock .............................            322             322
 Common stock ............................................              1               1
 Additional paid-in capital ..............................         28,209          28,220
 Retained earnings (deficit) .............................        (26,966)        (27,129)
                                                             ------------    ------------
      Total stockholders' equity .........................          1,566           1,414
                                                             ------------    ------------
      Total liabilities and stockholders' equity .........   $      7,002    $      8,169
                                                             ============    ============

See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                   QUARTER ENDED                 SIX MONTHS ENDED
                                                      JUNE 30                         JUNE 30
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Operating revenues:
 Oil and gas production ................   $      1,018    $      2,928    $      1,943    $      9,454
 Marketing .............................           --             1,600            --             3,795
 Other .................................           --             1,935            --             2,340
                                           ------------    ------------    ------------    ------------
                                           $      1,018           6,463           1,943          15,589
                                           ------------    ------------    ------------    ------------
Operating expenses:
 Oil and gas production ................            180           1,037             321           1,444
 Exploration costs .....................            131             315             150             791
 Marketing .............................           --             1,842            --             4,044
 Depreciation, depletion and
  amortization .........................            337           2,897             692           6,975
 Impairment of assets ..................           --              --              --                46
 Administrative expenses and other .....            363           1,214             693           2,482
                                           ------------    ------------    ------------    ------------
                                                  1,011           7,305           1,856          15,782
                                           ------------    ------------    ------------    ------------

     Operating income (loss) ...........              7            (842)             87            (193)

Other income (expense):
 Interest income (expense) .............              6          (2,256)             15          (4,553)
 Gain (loss) on sale of assets .........             44             (53)             69             (53)
 Other .................................             (8)           (293)             (8)           (264)
                                           ------------    ------------    ------------    ------------
                                                     42          (2,602)             76          (4,870)
                                           ------------    ------------    ------------    ------------
     Income (loss) before income
      tax expense ......................             49          (3,444)            163          (5,063)

Income tax expense .....................           --              --              --              --
                                           ------------    ------------    ------------    ------------

     Net income (loss) .................             49          (3,444)            163          (5,063)

Preferred dividends ....................           --              --              --                (4)
                                           ------------    ------------    ------------    ------------
Net income (loss) attributable
 to common shares ......................   $         49    $     (3,444)   $        163    $     (5,067)
                                           ============    ============    ============    ============
Per common share:
 Basic .................................           --      $      (0.32)           --      $      (0.48)
                                           ============    ============    ============    ============
Weighted average number of common
 shares outstanding ....................     52,522,136      11,061,531      52,521,743      10,560,834
                                           ============    ============    ============    ============
 Diluted ...............................           --      $      (0.32)           --      $      (0.48)
                                           ============    ============    ============    ============
Weighted average number of common shares
 and dilutive potential common shares ..     52,561,818      11,061,531      52,561,425      10,560,834
                                           ============    ============    ============    ============

See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    --------
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by operating activities ....................   $    418    $    230
                                                                 --------    --------
Investing activities:
 Purchases of oil and gas property and equipment .............       --          (267)
 Proceeds from sale of assets ................................        145        (124)
 Other .......................................................          6          (4)
                                                                 --------    --------
      Net cash provided by (used in) investing activities ....   $    151    $   (395)
                                                                 --------    --------
Financing activities:
 Payments on borrowings ......................................       --          (168)
 Other .......................................................        (11)        357
                                                                 --------    --------
      Net cash provided by (used in) financing activities ....   $    (11)   $    189
                                                                 --------    --------
      Net change in cash .....................................        558          24
Cash and cash equivalents at beginning of period .............        299         255
                                                                 --------    --------
Cash and cash equivalents at end of period ...................   $    857    $    279
                                                                 ========    ========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 1,588 and 9,221 shares of common stock to holders of the Series 1993 Preferred Stock during the six months ended June 30, 2000 and 1999, respectively.

See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (UNAUDITED)

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

      Pursuant to the terms of the Investment Agreement and Purchase and Sale Agreement, prior to or at the closing of said agreements, the following transactions were also consummated:

      o ARO sold all of its Appalachian oil and gas properties and operations located in Kentucky and Tennessee to Nami Resources Company LLC (Nami Resources) and the stock of Southern Gas to an affiliate of one of its former directors.

      o The promissory note payable to Den norske Bank (DnB Note) and all related security interests and liens were assigned to Blue Dolphin Exploration.

      o ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the DnB Note.

      o Two holders of approximately 83% of ARO's Series 8% Preferred Stock (the "Preferred Stock"), both of whom were members of ARO's Board of Directors at the time these transactions were approved, converted their preferred shares into shares of ARO's common stock in accordance with the existing terms of the Preferred Stock.

                        AMERICAN RESOURCES OFFSHORE, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (UNAUDITED)

      o ARO amended its Amended and Restated Certificate of Incorporation to increase its total authorized capital stock from 53,000,000 to 73,000,000 shares and its authorized common stock from 50,000,000 to 70,000,000 shares.

      o ARO amended its Amended and Restated Certificate of Incorporation to eliminate staggered, three-year terms of office for board members.

      o ARO's officers and directors were replaced by persons selected by Blue Dolphin Exploration.

      o ARO entered into a consulting arrangement under which some of its former management personnel will assist its new management selected by Blue Dolphin Exploration with transition matters.

      o ARO and Blue Dolphin Services Co. ("Blue Dolphin Services"), an affiliate of Blue Dolphin Exploration, entered into a contractual arrangement for management and administrative services.

      The transactions described above were voted upon and approved or ratified by ARO's stockholders on December 1, 1999.

(2)   EARNINGS PER SHARE

      The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income (loss) related to the unexercised stock options outstanding for the quarter and six months ended June 30, 2000 and 1999, respectively (in thousands except share amounts).

                                                       QUARTER ENDED                                 QUARTER ENDED
                                                       JUNE 30, 2000                                 JUNE 30, 1999
                                         ------------------------------------------   -------------------------------------------
                                              NET                       PER SHARE         NET                         PER SHARE
                                            INCOME         SHARES         AMOUNT         (LOSS)          SHARES         AMOUNT
                                         ------------   ------------   ------------   ------------    ------------   ------------
Basic earnings (loss) per share
  Income (Loss) available to
    common stockholders ................ $         49     52,522,136           --     $     (3,444)     11,061,531   $      (0.32)

Potential common shares ................         --           39,682                          --              --
                                         ------------   ------------                  ------------    ------------
Diluted earnings per share
  Income (Loss) available to
    common stockholders ................ $         49     52,561,818           --     $     (3,444)     11,061,531   $      (0.32)
                                         ============   ============                  ============    ============   ============

                                                      SIX MONTHS ENDED                              SIX MONTHS ENDED
                                                       JUNE 30, 2000                                 JUNE 30, 1999
                                         ------------------------------------------   -------------------------------------------
                                              NET                       PER SHARE         NET                         PER SHARE
                                            INCOME         SHARES         AMOUNT         (LOSS)          SHARES         AMOUNT
                                         ------------   ------------   ------------   ------------    ------------   ------------
Basic earnings (loss) per share
  Income (Loss) available to
    common stockholders ................ $        163     52,521,743           --     $     (5,067)     10,560,834   $      (0.48)

Potential common shares ................         --           39,682                          --              --
                                         ------------   ------------                  ------------    ------------
Diluted earnings per share
  Income (Loss) available to
    common stockholders ................ $        163     52,561,425           --     $     (5,067)     10,560,834   $      (0.48)
                                         ============   ============                  ============    ============   ============

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

      RECENT DEVELOPMENTS

      During the second quarter of 2000, ARO's Board of Directors formed a special committee for the purpose of evaluating the possible exchange of ARO's outstanding common stock and preferred stock for shares of the common stock of Blue Dolphin Energy Company ("Blue Dolphin"). The special committee is made up of ARO's directors who are not affiliated with Blue Dolphin.

      RESULTS OF OPERATIONS

      SIX MONTHS ENDED JUNE 30, 2000 AND 1999:

      REVENUES. Total revenues for ARO decreased 88% to $1.9 million for the six months ended June 30, 2000 ("current period") from $15.6 million in the six months ended June 30, 1999 ("previous period"). Oil and gas production revenue decreased 80% to $1.9 million in the current period, due primarily to the Company's sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. The Company had no marketing revenues during the current period as compared with $3.8 million for the previous period. This decrease was due to the sale of the Company's Appalachian properties and operations effective July 1, 1999.

      The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                           SIX MONTHS ENDED
                                               JUNE 30               %
                                        ---------------------     INCREASE
                                          2000        1999       (DECREASE)
                                        ---------   ---------   ------------
      Production volumes:
        Natural gas (MMcf*) ..........        321       3,415            (91)
        Oil (MBbls*) .................         35         150            (77)
        Total (MMcfe*) ...............        530       4,313            (87)
      Average sale prices:**
        Natural gas (per Mcf*) .......  $    3.12   $    2.23             36
        Oil (per Bbl*) ...............  $   27.08   $   12.26            121
        Per Mcfe* ....................  $    3.67   $    2.19             65
      Expenses (per Mcfe*):
        Lease operating (including
          production taxes) ..........  $    0.61   $    0.34             79
        Depreciation, depletion and
          amortization ...............  $    1.30   $    1.62            (20)
        Administrative ...............  $    1.30   $    0.54            141


  *(MMcf = million cubic feet; Mbl = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel)

**Includes effect of hedging (excluding hedging, the average price for gas would have been $3.04 per Mcf, and the average price per Mcfe would have been $3.62).

      OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 78% to $321,000 in the current period due primarily to a significant decrease in the Company's production volumes as a result of the sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. Oil and gas production expense was $0.61 per Mcfe in the current period as compared to $0.34 in the previous period, an increase of 79%. The per unit increase was primarily the result of decreased production and planned regulatory mandated upgrades of production facilities.

      EXPLORATION COSTS. During the current period, costs of approximately $150,000 were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs, compared with $791,000 for the previous period.

      ADMINISTRATIVE EXPENSE. Administrative expense decreased 72% to $693,000 in the current period. In December 1999, as part of its restructuring efforts, the Company entered into a consulting arrangement under which some of its former management will assist new management with transition matters at a monthly cost of $7,000 to ARO; and the Company entered into a contractual arrangement with Blue Dolphin Services Co. ("Blue Dolphin Services") pursuant to which Blue Dolphin Services will provide management and administrative services to the Company for compensation at the rate of $83,333 per month. As a result, the Company's Kentucky office was eliminated; and the New Orleans office was reduced to two individuals who are now employed by Blue Dolphin Services.

      DD&A EXPENSE. DD&A expense decreased 90% to $692,000 for the current period due to the Company's sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999, and the sale of its Appalachian properties and operations effective July 1, 1999.

      THREE MONTHS ENDED JUNE 30, 2000 AND 1999:

      REVENUES. Total revenues for ARO decreased 84% to $1 million for the quarter ended June 30, 2000 ("current quarter") from $6.5 million in the quarter ended June 30, 1999 ("previous quarter"). Oil and gas production revenue decreased 65% to $1 million in the current quarter, due primarily to the Company's sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. The Company had no marketing revenues during the current quarter as compared with $1.6 million for the previous quarter. This decrease was due to the sale of the Company's Appalachian properties and operations effective July 1, 1999.

      The following table summarizes production volumes, average sales prices and quarter to quarter comparisons for ARO's oil and gas operations for the quarters indicated:

                                               QUARTER ENDED
                                                  JUNE 30               %
                                           ---------------------     INCREASE
                                             2000        1999       (DECREASE)
                                           ---------   ---------   ------------
      Production volumes:
        Natural gas (MMcf*) ............         168       1,336            (87)
        Oil (MBbls*) ...................          17          73            (77)
        Total (MMcfe*) .................         270       1,775            (85)
      Average sale prices:**
        Natural gas (per Mcf*) .........   $    3.33   $    1.27            150
        Oil (per Bbl*) .................   $   27.43   $   14.25             92
        Per Mcfe* ......................   $    3.80   $    1.55            139
      Expenses (per Mcfe*):
        Lease operating (including
          production taxes) ............   $    0.67   $    0.58             14
        Depreciation, depletion and
          amortization .................   $    1.25   $    1.63            (41)
        Administrative .................   $    1.34   $    0.64            109

  *(MMcf = million cubic feet; Mbl = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel)

**Includes effect of hedging (excluding hedging, the average price for gas would have been $3.43 per Mcf, and the average price per Mcfe would have been $3.85).

      OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 83% to $180,000 in the current quarter due primarily to a significant decrease in the Company's production volumes as a result of the sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. Oil and gas production expense was $0.67 per Mcfe in the current quarter as compared to $0.58 in the previous quarter, an increase of 14%. The per unit increase was primarily the result of decreased production and planned regulatory mandated upgrades of production facilities.

      EXPLORATION COSTS. During the current quarter, costs of approximately $131,000 were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other geological and geophysical costs, compared with $315,000 for the previous quarter.

      ADMINISTRATIVE EXPENSE. Administrative expense decreased 70% to $363,000 in the current quarter. In December 1999, as part of its restructuring efforts, the Company entered into a consulting arrangement under which some of its former management will assist new management with transition matters at a monthly cost of $7,000 to ARO; and the Company entered into a contractual arrangement with Blue Dolphin Services pursuant to which Blue Dolphin Services will provide management and administrative services to the Company for compensation at the rate of

$83,333 per month. As a result, the Company's Kentucky office was eliminated; and the New Orleans office was reduced to two individuals who are now employed by Blue Dolphin Services.

      DD&A EXPENSE. DD&A expense decreased 88% to $337,000 for the current quarter due to the Company's sale of 80% of its interest in its Gulf Coast Region properties on December 2, 1999, and the sale of its Appalachian properties and operations effective July 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash and cash equivalents at June 30, 2000 totaled $857,000.

      To improve its financial condition, in and prior to December 1999, the Company

      o     sold an 80% interest in its Gulf of Mexico properties to Fidelity
            Oil;

      o     sold all of its Appalachian oil and gas properties; and

      o issued 39,509,457 shares of its common stock to Blue Dolphin Exploration Company.

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

      During the first six months of 2000, ARO expended approximately $489,000 in its exploration and development program. ARO will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest.

      ARO continuously reevaluates the use of forward sales contracts for gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. These arrangements are settled on a monthly basis.

      In October 1999, ARO sold call options for 5 MMBtu's per day at a call price of $3.25 per MMBtu to H & N Gas. The call options expire in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, ARO received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtu's per day, of any liability from these options. The call options are settled each month. The months of October 1999 through May 2000 expired with no liability to the Company. The liability from the June 2000 option was $147,900, of which Fidelity Oil reimbursed the Company $118,320. For the months of July and August 2000, the settlement amounts were $222,580 and $79,515, respectively, of which Fidelity Oil has reimbursed the Company $178,064 and $63,612, respectively. The settlement price for September 2000 is unknown at this time. As a result of the legal proceedings with H & N Gas (see Part II, Item 1. Legal Proceedings, below), we are holding the funds due to H & N Gas in a separate bank account.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISKS

      There have been no material changes in market risks since December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      On May 8, 2000, the Company and its former Chief Financial Officer were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS AND HOWARD ENERGY MARKETING, L.L.C.
V. AMERICAN RESOURCES OFFSHORE, INC., ET AL (Case No. H-00-1371). The lawsuit alleges that H&N Gas and ARO entered into illegal and fraudulent natural gas purchase operation agreements that benefitted ARO at the expense of H&N Gas. H&N Gas is seeking a claim against ARO of $2.8 million plus treble damages. ARO intends to vigorously defend this claim.

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

                                    AMERICAN RESOURCES OFFSHORE, INC.



Date: AUGUST 9, 2000                By: /s/ G. BRIAN LLOYD
     ------------------------           ----------------------------------------
                                        G. Brian Lloyd
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)