Form 10-Q
period 2000-09-30
AMERICAN RESOURCES OFFSHORE INC
filed 2000-11-13
CIK 899717

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

      On October 31, 2000, 52,523,724 shares of the Registrant's common stock, par value $.00001 per share, were issued and outstanding and 39,682 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

                       AMERICAN RESOURCES OFFSHORE, INC.
                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I      -     FINANCIAL INFORMATION                                      1

Item 1      -     Financial Statements (unaudited)                           1

                  Introduction to the Financial Statements                   1

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999                   3

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2000 and 1999    4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999              5

                  Notes to Condensed Consolidated Financial Statements       6

Item 2      -     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9

Item 3      -     Quantitative and Qualitative Disclosures About Market
                    Risks                                                   15

PART II     -     OTHER INFORMATION

Item 1      -     Legal Proceedings                                         15

Item 6      -     Exhibits and Reports on Form 8-K

                  Signature                                                 16

                        AMERICAN RESOURCES OFFSHORE, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated financial statements of American Resources Offshore, Inc. ("ARO" or the "Company") included herein have been prepared by ARO, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's statement of operations, financial position and cash flows. ARO follows the successful efforts method of accounting for oil and gas properties wherein costs incurred in the acquisition and successful exploration and development of oil and gas reserves are capitalized, and other costs are expensed as incurred. ARO believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

                        AMERICAN RESOURCES OFFSHORE, INC.

                        CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                       AMERICAN RESOURCES OFFSHORE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                    SEPTEMBER 30,
                                                                        2000         DECEMBER 31,
                                                                     (UNAUDITED)         1999
                                                                    -------------    -------------
                                                                        (DOLLARS IN THOUSANDS)
Current assets:
 Cash and cash equivalents ......................................   $         916    $         299
 Accounts receivable ............................................           1,064            1,956
 Prepaid expenses and other .....................................             669              144
                                                                    -------------    -------------
      Total current assets ......................................           2,649            2,399
                                                                    -------------    -------------
Property and equipment, at cost
 (successful efforts method) ....................................          14,357           13,800
Less accumulated depreciation,
 depletion and amortization .....................................          (9,128)          (8,064)
                                                                    -------------    -------------
      Net property and equipment ................................           5,229            5,736

Other assets ....................................................              19               34
                                                                    -------------    -------------
      Total Assets ..............................................   $       7,897    $       8,169
                                                                    =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade .........................................   $         153    $       1,584
 Accrued expenses and other .....................................             869              171
                                                                    -------------    -------------
      Total current liabilities .................................           1,022            1,755
Long-term debt, excluding current portion .......................           5,000            5,000
Stockholders' equity:
 Convertible preferred stock ....................................             322              322
 Common stock ...................................................               1                1
 Additional paid-in capital .....................................          28,180           28,220
 Retained earnings (deficit) ....................................         (26,628)         (27,129)
                                                                    -------------    -------------
      Total stockholders' equity ................................           1,875            1,414
                                                                    -------------    -------------
      Total liabilities and stockholders' equity ................   $       7,897    $       8,169
                                                                    =============    =============

     See accompanying notes to condensed, consolidated financial statements

                        AMERICAN RESOURCES OFFSHORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                       QUARTER ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30              SEPTEMBER 30
                                                   ----------------------    ----------------------
                                                     2000         1999         2000        1999
                                                   ---------    ---------    ---------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
 Oil and gas production ........................   $   1,579    $   2,828    $   3,523    $  12,282
 Marketing .....................................        --           --           --          3,795
 Other .........................................        --            153         --          2,493
                                                   ---------    ---------    ---------    ---------
                                                       1,579        2,981        3,523       18,570
                                                   ---------    ---------    ---------    ---------
Operating expenses:
 Oil and gas production ........................         175          862          497        2,306
 Exploration costs .............................         289        1,625          438        2,416
 Marketing .....................................        --            148         --          4,192
 Depreciation, depletion and
  amortization .................................         404        2,445        1,097        9,420
 Impairment of assets ..........................        --            319         --            365
 Administrative expenses and other .............         379          955        1,071        3,437
                                                   ---------    ---------    ---------    ---------
                                                       1,247        6,354        3,103       22,136
                                                   ---------    ---------    ---------    ---------
     Operating income (loss) ...................         332       (3,373)         420       (3,566)

Other income (expense):
 Interest income (expense) .....................           6       (2,007)          21       (6,560)
 Gain (loss) on sale of assets .................        --            194           68          141
 Other .........................................        --             12           (8)        (252)
                                                   ---------    ---------    ---------    ---------
                                                           6       (1,801)          81       (6,671)
                                                   ---------    ---------    ---------    ---------
     Income (loss) before income
       tax expense .............................         338       (5,174)         501      (10,237)

Income tax expense .............................        --           --           --           --
                                                   ---------    ---------    ---------    ---------
     Net income (loss) .........................         338       (5,174)         501      (10,237)

Preferred dividends ............................        --             (7)        --             (7)
                                                   ---------    ---------    ---------    ---------
Net income (loss) attributable
  to common shares .............................   $     338    $  (5,181)   $     501    $ (10,244)
                                                   =========    =========    =========    =========

Per common share:
 Basic .........................................   $    0.01    $   (0.42)   $    0.01    $   (0.92)
                                                   =========    =========    =========    =========
Weighted average number of common
 shares outstanding ............................      52,523       12,442       52,522       11,195
                                                   =========    =========    =========    =========
 Diluted .......................................   $    0.01    $   (0.42)   $    0.01    $   (0.92)
                                                   =========    =========    =========    =========
Weighted average number of common shares
  and dilutive potential common shares .........      52,563       12,442       52,562       11,195
                                                   =========    =========    =========    =========

     See accompanying notes to condensed, consolidated financial statements

                        AMERICAN RESOURCES OFFSHORE, INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  --------------------
                                                                    2000        1999
                                                                  --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities ...........   $  1,208    $   (161)
                                                                  --------    --------
Investing activities:
 Exploration and development costs ............................       (696)       (300)
 Proceeds from sale of assets .................................        145         601
 Other ........................................................       --           483
                                                                  --------    --------
      Net cash provided by (used in) investing activities .....   $   (551)   $    784
                                                                  --------    --------
Financing activities:
 Payments on borrowings .......................................       --          (277)
 Other ........................................................        (40)       --
                                                                  --------    --------
      Net cash provided by (used in) financing activities .....   $    (40)   $   (277)
                                                                  --------    --------
      Net change in cash ......................................        617         346

Cash and cash equivalents at beginning of period ..............        299         255
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $    916    $    601
                                                                  ========    ========

NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 3,176 and 18,442 shares of common stock to holders of the Series 1993 Preferred Stock during the nine months ended September 30, 2000 and 1999, respectively.

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

(2)   EARNINGS PER SHARE

      The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income (loss) related to the unexercised stock options outstanding for the quarter and nine months ended September 30, 2000 and 1999, respectively (in thousands except per share amounts).

                                            QUARTER ENDED                   QUARTER ENDED
                                          SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                    -----------------------------   ------------------------------
                                      NET               PER SHARE     NET                PER SHARE
                                    INCOME     SHARES     AMOUNT     (LOSS)    SHARES      AMOUNT
                                    -------   -------   ---------   -------    -------   ---------
Basic earnings (loss) per share
  Income (Loss) available to
    common stockholders .........   $   338    52,523   $    0.01   $(5,181)    12,442   $   (0.42)
                                                        =========                        =========
Potential common shares .........      --          40                  --         --
                                    -------   -------               -------    -------
Diluted earnings per share
  Income (Loss) available to
    common stockholders .........   $   338    52,563   $    0.01   $(5,181)    12,442   $   (0.42)
                                    =======   =======   =========   =======    =======   =========

                                          NINE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPTEMBER 30, 2000                SEPTEMBER 30, 1999
                                  -------------------------------   --------------------------------
                                     NET                PER SHARE      NET                 PER SHARE
                                   INCOME     SHARES      AMOUNT     (LOSS)      SHARES      AMOUNT
                                  --------   --------   ---------   --------    --------   ---------
Basic earnings (loss) per share
  Income (Loss) available to
    common stockholders .......   $    501     52,522   $    0.01   $(10,244)     11,195   $   (0.92)
                                                        =========                          =========
Potential common shares .......       --           40                   --          --
                                  --------   --------               --------    --------
Diluted earnings per share
  Income (Loss) available to
    common stockholders .......   $    501     52,562   $    0.01   $(10,244)     11,195   $   (0.92)
                                  ========   ========   =========   ========    ========   =========

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

      This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management"s Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 2000 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Some of the risks which could affect future results and could cause actual results to differ materially from those expressed in forward-looking statements in this Report include:

      o     the volatility of oil and natural gas prices;

      o     the uncertainty of estimates of oil and natural gas reserves;

      o     the impact of competition;

      o difficulties encountered during the exploration for and production of oil and natural gas;

      o     changes in customer demand;

      o     the uncertainty of ARO's ability to attract necessary capital;

      o changes in the extensive government regulations regarding the oil and natural gas business; and

      o     compliance with environmental regulations.

ARO's forward-looking statements speak only as of the date of this Report. ARO disclaims any obligation or undertaking to update any forward-looking statements to reflect any changes in ARO's expectations or with regard to any changes in events, circumstances or conditions on which ARO's forward-looking statements are based. Additional important factors that could cause actual results to differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 10-K which ARO filed with the Securities and Exchange Commission on March 29, 2000.

      1999 CORPORATE RESTRUCTURING

      On December 2, 1999, the Company sold (i) approximately 75% of its outstanding common stock to Blue Dolphin Exploration Company for $4,517,734 and
(ii) 80% of its interest in its oil and gas properties located in the Gulf of Mexico to Fidelity Oil Holdings, Inc. In connection with these transactions, the Company also sold (i) its Appalachian oil and gas properties and operations located in Kentucky and Tennessee to Nami Resources Company, LLC, and (ii) all of the outstanding stock of Southern Gas Co. of Delaware to an affiliate of one of its former directors. The Company used the proceeds from these transactions to significantly reduce its outstanding indebtedness.

      As a result of these transactions, the Company's financial condition was materially improved and its oil and gas assets were materially decreased. Accordingly, the Company's revenue from oil and gas producing activities, oil and gas production expense and depletion, depreciation and amortization expense for the current periods have materially decreased from prior periods.

      RESULTS OF OPERATIONS

      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

      REVENUES. Total revenues for ARO decreased 81% to $3.5 million for the nine months ended September 30, 2000 ("current period") from $18.6 million in the nine months ended September 30, 1999 ("previous period"). Oil and gas production revenue decreased 71% to $3.5 million in the current period, due primarily to the Company's sale of 80% of its interest in its Gulf of Mexico properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. The Company had no marketing revenues during the current period as compared with $3.8 million for the previous period. This decrease was due to the sale of the Company's Appalachian properties and operations effective July 1, 1999.

      The following table summarizes production volumes, average sales prices and period to period comparisons for ARO's oil and gas operations for the periods indicated:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30            %
                                                           ---------------------    INCREASE
                                                              2000       1999      (DECREASE)
                                                           ---------   ---------   ----------
      Production volumes:*
        Natural gas (MMcf) .............................         576       4,491          (87)
        Oil (MBbls) ....................................          51         227          (77)
        Total (MMcfe) ..................................         882       5,856          (85)
      Average sale prices:**
        Natural gas (per Mcf) ..........................   $    3.62   $    1.97           84
        Oil (per Bbl) ..................................   $   28.21   $   15.04           88
        Per Mcfe .......................................   $    3.99   $    2.10           90
      Expenses (per Mcfe):
        Lease operating (including production taxes) ...   $    0.56   $    0.39           44
        Depreciation, depletion and amortization .......   $    1.24   $    1.61          (23)
        Administrative .................................   $    1.21   $    0.56          116

*(Mcf means thousand cubic feet of natural gas; Mbl means thousand barrels of oil; Mcfe means thousand cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of oil or condensate; Bbl means barrels of oil). (Mmcf means one thousand Mcf [one million cubic feet of natural gas]; Mmcfe means one thousand Mcfe [one million cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of oil or condensate].

**Includes effect of hedging (excluding hedging, the average price for gas would have been $3.74 per Mcf, and the average price per Mcfe would have been $4.07).

      OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 78% to $497,000 in the current period due primarily to a significant decrease in the Company's production volumes as a result of the sale of 80% of its interest in its Gulf of Mexico properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. Oil and gas production expense was $0.56 per Mcfe in the current period as compared to $0.39 in the previous period, an increase of 44%. The per unit increase was primarily the result of decreased production and planned, government mandated upgrades of production facilities.

      EXPLORATION COSTS. During the current period, costs of approximately $438,000 were attributable to dry hole expense and/or other directly allocable geological and geophysical costs, compared with $2.4 million for the previous period.

      ADMINISTRATIVE EXPENSE. Administrative expense decreased 69% to $1.1 million in the current period from $3.4 million in the previous period. In December 1999, as part of its restructuring efforts, the Company entered into a consulting arrangement with an affiliate of its former chief executive officer under which certain former members of management assist the current management with transition matters at a monthly cost of $7,000. The Company also entered into a contractual arrangement with Blue Dolphin Services Co. ("Blue Dolphin Services") pursuant to which Blue Dolphin Services will provide management and administrative services to the Company for compensation at the rate of $83,333 per month. As a result, the Company's Kentucky office was eliminated; and the New Orleans office was substantially reduced with the remaining employees becoming employees of Blue Dolphin Services.

      DD&A EXPENSE. DD&A expense decreased 88% to $1.1 million for the current period due to the Company's sale of 80% of its interest in its Gulf of Mexico properties on December 2, 1999, and the sale of its Appalachian properties and operations effective July 1, 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

      REVENUES. Total revenues for ARO decreased 47% to $1.6 million for the quarter ended September 30, 2000 ("current quarter") from $3 million in the quarter ended September 30, 1999 ("previous quarter"). Oil and gas production revenue decreased 44% to $1.6 million in the current quarter, due primarily to the Company's sale of 80% of its interest in its Gulf of Mexico properties on December 2, 1999. The decrease in oil and gas production revenue was significantly offset by a 270% increase in the average sales price of natural gas, together with a 50% increase in the average sales price of oil.

      The following table summarizes production volumes, average sales prices and quarter to quarter comparisons for ARO's oil and gas operations for the quarters indicated:

                                                                   QUARTER ENDED
                                                                   SEPTEMBER 30            %
                                                               ---------------------    INCREASE
                                                                 2000        1999      (DECREASE)
                                                               ---------   ---------   ---------
      Production volumes:*
        Natural gas (MMcf) .................................         256       1,077         (76)
        Oil (MBbls) ........................................          16          78         (79)
        Total (MMcfe) ......................................         352       1,543         (77)
      Average sale prices:**
        Natural gas (per Mcf) ..............................   $    4.25   $    1.15         270
        Oil (per Bbl) ......................................   $   30.68   $   20.41          50
        Per Mcfe ...........................................   $    4.49   $    1.83         145
      Expenses (per Mcfe):
        Lease operating (including production taxes) .......   $    0.50   $    0.56         (11)
        Depreciation, depletion and amortization ...........   $    1.15   $    1.59         (26)
        Administrative .....................................   $    1.08   $    0.62         (74)

*(Mcf means thousand cubic feet of natural gas; Mbl means thousand barrels of oil; Mcfe means thousand cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of oil or condensate; Bbl means barrels of oil). (Mmcf means one thousand Mcf [one million cubic feet of natural gas]; Mmcfe means one thousand Mcfe [one million cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of oil or condensate].

**Includes effect of hedging (excluding hedging, the average price for gas would have been $4.63 per Mcf, and the average price per Mcfe would have been $4.76).

      OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense decreased 80% to $175,000 in the current quarter due primarily to a significant decrease in the Company's production volumes as a result of the sale of 80% of its interest in its Gulf of Mexico properties on December 2, 1999 and the sale of its Appalachian properties and operations effective July 1, 1999. Oil and gas production expense was $0.50 per Mcfe in the current quarter as compared to $0.56 in the previous quarter, a decrease of 11%.

      EXPLORATION COSTS. During the current quarter, costs of approximately $289,000 were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other geological and geophysical costs, compared with $1.6 million for the previous quarter.

      ADMINISTRATIVE EXPENSE. Administrative expense decreased 60% to $379,000 in the current quarter from $955,000 in the previous period. In December 1999, as part of its restructuring efforts, the Company entered into a consulting arrangement with an affiliate of its former chief executive officer under which certain former members of management assist the currrent management with transition matters at a monthly cost of $7,000. The Company also entered into a contractual arrangement with Blue Dolphin Services pursuant to which Blue Dolphin Services will provide management and administrative services to the Company for compensation at the rate of $83,333 per month. As a result, the Company's Kentucky office was eliminated; and the New Orleans office was substantially reduced with the remaining employees becoming employees of Blue Dolphin Services.

      DD&A EXPENSE. DD&A expense decreased 83% to $404,000 for the current quarter due to the Company's sale of 80% of its interest in its Gulf of Mexico properties on December 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

      Working capital at September 30, 2000 totaled $1,627,000.

      Funding for ARO's business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. ARO's principal uses of capital have been for the acquisition, exploration and development of oil and gas properties. ARO has no present agreement, commitment or understanding with respect to any acquisitions of oil and gas properties and plans to use all available resources for the development of its existing properties.

      During the nine months ended September 30, 2000, the Company expended $1,615,000 on exploration and development opportunities. For the year ending December 31, 2000, the

Company expects to spend an additional $338,000. The Company has used its working capital to fund its exploration and development opportunities.

      In October 1999, ARO sold call options for 5 MMBtus per day at a call price of $3.25 per MMBtu to H & N Gas. The call options expired in September 2000. In exchange for establishing a ceiling of $3.25 per MMBtu over the option term, ARO received an average option premium of approximately $0.12 per MMBtu on the volumes contracted for under the call option agreement. Fidelity Oil agreed to assume 80%, or 4 MMBtus per day, of any liability from these options. The call options are settled each month. The months of October 1999 through May 2000 expired with no liability to the Company. For the months of June, July, August and September 2000, the settlement amounts were $147,900, $222,580, $79,515 and $215,250, respectively, of which Fidelity Oil has reimbursed the Company $118,320, $178,064, $63,612 and $172,200, respectively. As a result of the legal proceedings with H & N Gas (see Part II, Item 1. Legal Proceedings, below), ARO is holding the settlements (totaling $665,245 at September 30, 2000) in a separate interest bearing account pending resolution of the H&N Gas litigation. At September 30, 2000, ARO had no open forward sales contracts, option contracts on its production or price swap agreements.

      To improve its financial condition, in and prior to December 1999, the Company

      o     sold an 80% interest in its Gulf of Mexico properties to Fidelity
            Oil;

      o     sold all of its Appalachian oil and gas properties; and

      o issued 39,509,457 shares of its common stock to Blue Dolphin Exploration Company.

      During the third quarter of 1999, ARO was released from $12.5 million of Den norske Bank debt as a result of the sale of its Appalachian properties and operations. Immediately after the sale of the 80% interest in its Gulf of Mexico properties, ARO paid Den norske Bank an additional $27 million. Den norske Bank then assigned the debt to Blue Dolphin Exploration; and ARO entered into an amendment to the credit agreement wherein Blue Dolphin Exploration agreed, among other things, to reduce the balance due on the debt to $5 million and to forgive all of the remaining indebtedness, including all principal and interest, if ARO remains in compliance with the modified loan documents and the Investment Agreement through December 31, 2000. As a result of the lawsuit filed by H&N Gas (see Part II, Item 1. Legal Proceedings, below), the forgiveness of this debt may be delayed pending the Company successfully resolving the H&N Gas lawsuit.

      Pursuant to the terms of the Note Purchase Agreement between DnB Energy Assets, Den norske Bank, Blue Dolphin Exploration Company and Fidelity Oil Holdings, Inc., it was agreed that Den norske Bank will be entitled to receive a possible future payment for its sale of the DnB Note if the combined, cumulative net revenues received by ARO and Fidelity Oil that are attributable to ARO's proved oil and gas reserves in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. Additionally, if any contingent amount becomes payable to Den norske Bank, 80% will be paid by Fidelity Oil and 20% will be paid by ARO. ARO estimates that net revenues to ARO and Fidelity Oil attributable to proved reserves from January 1, 1999 through June 30, 2000 total $17.8 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      See Item 2 - Liquidity and Capital Resources.

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      On May 8, 2000, the Company and its former Chief Financial Officer were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS, LIMITED PARTNERSHIP, ET. AL. V. RICHARD A. HALE, ET. AL. (Case No. H-02-1371). The lawsuit alleges, among other things, that H&N Gas was defrauded by American Resources in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N alleges unlawful collusion between American Resources' prior management and the then president of H&N, Richard Hale ("Hale"), to the detriment of H&N. H&N generally alleges that Hale directed H&N Gas to purchase illusory options from ARO that bore no relation to any physical gas business and that ARO did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N further alleges that ARO and H&N colluded with respect to swap transactions that were designated to benefit ARO at the expense of H&N Gas. H&N Gas is seeking approximately $5.65 million in actual damages, treble damages, punitive damages, pre-judgment interest and attorneys" fees. ARO intends to vigorously defend this claim.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits: The following Exhibits are either attached hereto or incorporated herein by reference:

                  27.1  Financial Data Schedule

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RESOURCES OFFSHORE, INC.



Date:     NOVEMBER 9, 2000                By: /S/ G. BRIAN LLOYD
                                          G. Brian Lloyd
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)