Form 10-K405
period 2000-12-31
AMERICAN RESOURCES OFFSHORE INC
filed 2001-04-02
CIK 899717

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___ to ____.

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

                         YES   xx            NO
                             ------            ____

[X] Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K ((S)229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $973,953 as of March 2, 2001, based upon the closing bid price of the Common Stock on the OTC Bulletin Board on March 2, 2001 of $0.11 per share. As of March 2, 2001, Registrant had 51,283,590 shares of Common Stock, par value $.00001 per share, and 39,682 shares of Series 1993 Preferred Stock, par value $12.00 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                            None.

                               TABLE OF CONTENTS
                                                                        Page
                                                                        ----
                                    PART I

Item 1.  Business......................................................   1

Item 2.  Properties....................................................  13

Item 3.  Legal Proceedings.............................................  13

Item 4.  Submission of Matters to a Vote of Security Holders...........  14

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters......  14

Item 6.  Selected Financial Data.......................................  16

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................  16

Item 7a. Quantitative and Qualitative Disclosure About Market Price....  23

Item 8.  Financial Statements..........................................  23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  24

                                    PART III

Item 10. Directors and Executive Officers..............................  24

Item 11. Executive Compensation........................................  27

Item 12. Security Ownership of Certain Beneficial Owners and Management  27

Item 13. Certain Relationships and Related Transactions................  29

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K..............................  29

Signatures.............................................................  61

Exhibit Index..........................................................  62

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-K, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and natural gas production, the number of anticipated wells to be drilled in 2001 and thereafter, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Some of the risks which could affect future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report include:

 .  the volatility of oil and natural gas prices;

 .  the uncertainty of estimates of oil and natural gas reserves;

 .  the impact of competition;

 . difficulties encountered during the exploration for and production of oil and natural gas;

 .  changes in customer demand;

 .  the uncertainty of our ability to attract necessary capital;

 . changes in the extensive government regulations regarding the oil and natural gas business; and

 .  compliance with environmental regulations.

Our forward-looking statements speak only as of the date of this report. We do not undertake any obligation or duty to update any forward-looking statements to reflect any changes in our expectations or with regard to any changes in events, circumstances or conditions on which our forward-looking statements are based. Additional important factors that could cause actual results to differ materially from our expectations are disclosed elsewhere in this Form 10-K.

                                 PART I

ITEM 1.  BUSINESS

OVERVIEW

     American Resources Offshore, Inc. is engaged in the exploration, development, and production of oil and natural gas properties located offshore in the Gulf of Mexico off the coasts of Louisiana and Texas. Our area of concentration is the outer continental shelf of the Gulf of Mexico, which we believe is a well established oil and natural gas producing basin with a substantial history of exploration and development activity. Presently, we own interests in 31 wells and 32 lease blocks in this area. In December 1999, our stockholders approved the sale of a substantial part of our assets, including our Appalachian oil and natural gas properties and operations, an 80% interest in our assets located in the Gulf of Mexico and other assets. At the same time, Blue Dolphin Exploration Company ("Blue Dolphin Exploration") acquired approximately 75% of our outstanding common stock, which constitutes approximately 75% of the combined voting power of all classes of our voting securities. These transactions and other related matters are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OIL AND NATURAL GAS PROPERTIES

     As of December 31, 2000, all of our oil and natural gas properties were located in the outer continental shelf of the Gulf of Mexico and represent interests in 32 leases. These leases cover a total of 157,502 acres and account for 100% of our proved reserves. Our working interest in these leases ranges from 10% to 1%, with an average working interest of 5.5%. Of these leases, 17 are offshore Louisiana and 15 are offshore Texas. Twelve of the leases are currently producing, and 20 are held for future development. Those leases not producing are under primary term. The expiration of primary terms of the undeveloped leases occurs as follows: 15 in 2001, 4 in 2002, and 1 in 2003.

     The following table provides information on our proved reserves as of December 31, 2000:

                                                                         NATURAL          % OF
                                                         NATURAL           GAS          DISCOUNTED
                                               OIL         GAS          EQUIVALENT        PRESENT
                                              (BBL)      (MMCF)          (MMCFE)        VALUE(1)
                                            ---------    -------       ----------      -----------

  South Timbalier 148................           57,064      1,231        1,573             32%
  West Cameron 172...................            1,782        575          586             17%
  South Timbalier 211................            2,413        476          490             13%
  Galveston 418......................                0        446          446             12%
  Ship Shoal 150.....................          119,097        185          900             11%
  Other..............................            1,817        516          527             15%
                                               -------      -----        -----            ---

         Total net proved reserves             182,173      3,429        4,522            100%
                                               =======      =====        =====            ===

(1) Estimated present value of future net cash flows from proved reserves discounted at 10% per annum.

SIGNIFICANT FIELDS

     SOUTH TIMBALIER 148. The South Timbalier Block 148 is located 30 miles offshore Louisiana in an average water depth of 100 feet and is operated by Newfield Exploration Company. We own a working interest in the lease on the west half of the block that covers approximately 2,500 acres. We own interests in seven producing wells on three production platforms in this block. Our working interest in the wells ranges from 9% to 1%.

     WEST CAMERON 172. The West Cameron Block 172 is located 25 miles offshore Louisiana in an average water depth of 40 feet. We own a 5.4% working interest in this lease that covers 5,000 acres. We currently own working interests in four producing wells on this lease, which are operated by Pure Resources, Inc. ("Pure").

     SOUTH TIMBALIER 211. The South Timbalier Block 211 is located 42 miles offshore Louisiana in an average water depth of 140 feet. We own a 6.00012% working interest in this lease that covers 5,000 acres. We own working interests in two producing wells on the lease, which are operated by Pure. We own an overriding royalty interest in one well on the lease that was drilled under a farmout by Spinnaker Exploration Company, LLC, during 1999 and commenced production in the first quarter of 2000.

     GALVESTON 418. The Galveston Block 418 is located 16 miles offshore Texas in an average water depth of 95 feet. The field, operated by The William G. Helis Company, was a discovery in late 2000. We own a 6% working interest in one well which has been drilled on this discovery. We expect that production will start early in the second quarter of 2001, with the well being tied into a facility on Galveston Block 395.

     SHIP SHOAL 150. The Ship Shoal Block 150 is located 31 miles offshore Louisiana in an average water depth of 53 feet. We own a 10% working interest in 4,297 acres of the lease that covers the entire 5,000 acre block. We own working interests in two producing wells on the lease, which are operated by Century Exploration Company. We own an overriding royalty interest in one producing well on the lease.

     OTHER. Other leases that contain proven reserves are West Cameron Block 368, offshore Louisiana, accounting for 293 MMcfe; High Island 37, offshore Texas, accounting for 189 MMcfe; and Galveston 394/395, offshore Texas, accounting for 45 MMcfe.

OIL AND NATURAL GAS OPERATIONS

     OIL AND NATURAL GAS RESERVES. Estimated net quantities and the related costs and present values of our oil and natural gas reserves are set out in Note 9, "Oil and Gas Producing Activities" to the Financial Statements included in
Item 8 to this Report on Form 10-K. No estimates of our total, proved net oil or natural gas reserves have been filed with, or included in, reports to any other federal authority or agency.

     PRODUCTION.    The following tables set forth for each of the last three
fiscal years by the primary geographic areas in which we own, or previously owned, production, which are identified as the Appalachian Region of Kentucky and the Gulf Coast Region, the average sale price and production cost per Bbl of oil or Mcf of natural gas produced by wells we own or owned. The amounts include only marketable production of oil or natural gas (on an "as sold" basis) and produced to our interest, less royalties and production due others.

                    GULF COAST REGION (OIL AND NATURAL GAS)

                     Average Sales Price Per Unit       Average Production Cost Per Unit
                        Oil           Natural Gas          Oil               Natural Gas
Year                 (per Bbl)        (per Mcf)         (per Bbl)              (per Mcf)
===========================================================================================
     2000              $28.58           $4.22(1)           $3.66                 $0.61
------------------------------------------------------------------------------------------
     1999              $16.88           $2.22(1)           $2.46                 $0.41
------------------------------------------------------------------------------------------
     1998              $12.59           $2.47(1)           $2.58                 $0.43
==========================================================================================

(1) Includes effect of hedging activities.

                                 KENTUCKY (NATURAL GAS ONLY)(1)

                      Average Sales Price Per Unit           Average Production Cost Per Unit
Year                       Natural Gas (Mcf)                        Natural Gas (Mcf)
================================================================================================
     2000                         N/A                                     N/A
-----------------------------------------------------------------------------------------------
     1999                       $1.99                                    $0.76
-----------------------------------------------------------------------------------------------
     1998                       $2.19                                    $0.49
===============================================================================================

(1) For the years 1999 and 1998, the Average Sales Price and Production Cost per Unit were calculated using the weighted average method, comparing volumes delivered with the price for each category previously reported. During the periods reflected in the table, we did not own any oil properties in Kentucky. We sold all of our properties and operations in Kentucky during the fourth quarter of 1999.

     PRODUCTIVE WELLS AND ACREAGE. The following tables present the total gross and net productive wells in which we had an interest (expressed separately for oil and natural gas) as of December 31, 2000. Productive wells are producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.


Total Gross                      Total Net
Productive Wells             Productive Wells             Total Gross                Total Net
Oil      Natural Gas       Oil      Natural Gas         Developed Acres           Developed Acres
=====================================================================================================

14          17            .76           .92                 56,626                     3,118
=====================================================================================================

     UNDEVELOPED ACREAGE. As of December 31, 2000, we had an interest in 100,876 gross undeveloped acres and 5,641 net undeveloped acres.

     DRILLING ACTIVITIES. The following table describes our drilling activity for the last three fiscal years.


                       Net Productive          Net Dry           Net Productive          Net Dry
                        Exploratory          Exploratory         Developmental        Developmental
    Year               Wells Drilled        Wells Drilled        Wells Drilled        Wells Drilled
=======================================================================================================
   2000                     .09(1)               .07(1)                  .19(2)                  .05(2)
-------------------------------------------------------------------------------------------------------
   1999                    0.00                 0.27(3)                 0.00                    0.00
-------------------------------------------------------------------------------------------------------
   1998                    1.20(4)              2.10(5)                 8.30(4)                 0.00
=======================================================================================================

(1) We drilled four Exploratory wells with working interests ranging between .82% and 6.6%.
(2) We drilled five Development wells with working interest ranging between 3.3% and 5.87%, four of which were productive and one of which was dry.
(3) We drilled the D-3 well on West Cameron 172, in which we had a 27% working interest.
(4) We owned working interests ranging between 26.95% and 33.33% in four Exploratory wells drilled in the outer continental shelf of the Gulf of Mexico, 100% working interest in six Development wells drilled in the Kentucky region, together with working interests ranging between 27% and 100% in three Development wells drilled in the outer continental shelf of the Gulf of Mexico.
(5) We drilled six dry Exploratory wells in which we had working interests ranging between 16.2% and 100%. All of these wells were located in the outer continental shelf of the Gulf of Mexico.

MARKETING AND CUSTOMERS

     Presently, we sell substantially all of our oil and natural gas production through contracts administered by the operators of our properties. The price we receive is based on current market prices for oil and natural gas at delivery points along the gulf coast of Texas and Louisiana. Previously, forward sales contracts were used to reduce the effect of fluctuations in natural gas prices. Decreases in the prices of oil and natural gas could adversely affect the carrying value of our proved reserves and our revenue, profitability and cash flow. We are not experiencing any significant involuntary curtailment of our production; however, market, economic and regulatory factors may materially affect our ability to sell our oil or natural gas production in the future.

COMPETITION

     The oil and natural gas industry is highly competitive, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. We compete with major and independent oil and natural gas companies for oil and natural gas properties acquisitions, as well as for the equipment and labor required to operate and develop such properties. Many of our competitors have financial and personnel resources and exploration and development budgets that are substantially greater than ours, which may affect our ability to compete with these companies.

REGULATIONS

     ENVIRONMENTAL. Our activities with respect to (1) exploration, development and production of oil and natural gas and (2) the operation and construction of pipelines, plants, and other facilities for the transportation and processing of natural gas and natural gas liquids are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. Similarly, such regulation has also increased the cost of design, construction, and operation of natural gas pipelines and processing facilities. Although we believe that compliance with existing environmental regulations will not have a material adverse affect on operations or earnings, there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, future developments, such as stricter environmental laws and regulations or claims for personal injury or property damage resulting from our operations could result in substantial costs and liabilities.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on responsible parties with respect to the release or threatened release of a "hazardous substance" into the environment. Responsible parties, which include the owner or operator of a site where the release occurred and persons that disposed or arranged for the disposal of a hazardous substance at the site, are liable for response and remediation costs and for damages to natural resources. Petroleum and natural gas are excluded from the definition of "hazardous substances;" however, this exclusion does not apply to all materials associated with the production of petroleum or natural gas. At this time, neither ARO nor any of its predecessors has been designated as a potentially responsible party under CERCLA.

     The federal Resource Conservation and Recovery Act ("RCRA") and its state counterparts regulate solid and hazardous wastes and impose civil and criminal penalties for improper handling and disposal of such wastes. EPA and various state agencies have promulgated regulations that limit the disposal options for such wastes. Certain wastes generated by our oil and gas operations are currently exempt from regulation as "hazardous wastes," but in the future may be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore may become subject to more rigorous and costly requirements.

     We currently own or lease, or have in the past owned or leased, numerous properties used for the exploration and production of oil and gas or used to store and maintain equipment regularly used in these operations. Although our past operating and disposal practices at these properties were standard for the industry at the time, hydrocarbons or other substances may have been disposed of or released on or under these properties or on or under other locations. In addition, many of these properties have been operated by third parties whose waste handling activities were not under our control. These properties and any waste disposed thereon may be subject to CERCLA, RCRA, and analogous state laws which could require us to remove or remediate wastes and other contamination or to perform remedial plugging operations to prevent future contamination.

     The Oil Pollution Act ("OPA") and regulations promulgated thereunder include a variety of requirements related to the prevention of oil spills and impose liability for damages resulting from such spills. OPA imposes liability on owners and operators of onshore and offshore facilities and pipelines for removal costs and certain public and private damages arising from a spill. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser liability limits for vessels depending upon their size. A party cannot take advantage of the liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulations. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA imposes ongoing requirements on responsible parties, including proof of financial responsibility for potential oil spills. A responsible party may establish financial responsibility through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges, and other factors. The Company believes it currently has established adequate financial responsibility. While the financial responsibility requirements under OPA may be amended to impose additional costs on us, the impact of the rule is not expected to be any more burdensome to us than to others similarly situated.

     The Clean Water Act ("CWA") regulates the discharge of pollutants to waters of the United States and imposes permit requirements on such discharges, including discharges to wetlands. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. With respect to certain of our operations, we are required to prepare and comply with such plans and to obtain and comply with permits. We believe that we are in substantial compliance with the requirements of the CWA and OPA and that any non-compliance would not have a material adverse effect on us. The CWA also prohibits spills of oil and hazardous substances to waters of the United States in excess of levels set by regulations and imposes liability in the event of a spill. State laws further provide varying civil and criminal penalties and liabilities for the spills to both surface and groundwaters.

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

     Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters; however, we do not believe that we will be affected by any action taken materially differently than other natural gas producers and marketers with which we compete.

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

     FEDERAL LEASES. Certain of our operations are located on federal oil and natural gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated; and the MMS has recently proposed, but not yet enacted, regulations that would allow it to expel unsafe operators from existing OCS platforms and bar them from obtaining future leases. If such regulations are adopted, we do not anticipate any suspension, termination or bar. However, any such suspension, termination or bar could materially and adversely affect our financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the OPA, as described below.

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

     In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length contracts. Informed discussions among MMS and industry officials are continuing, although it is uncertain whether and what changes may be proposed regarding natural gas royalty valuation. In addition, MMS announced its intention to issue a proposed rule that would require all but the smallest producers to be capable of reporting production information electronically.

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

     OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and natural gas liquids by us are not currently regulated and are made at market prices. Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. In certain circumstances, these rules permit oil pipelines to establish rates using traditional cost of service or other methods of rate making. The effect that these rules may have on the cost of moving our product to market is uncertain.

     With respect to intrastate crude oil, condensate and natural gas liquids pipelines subject to the jurisdiction of state agencies, regulation is generally less rigorous than the regulation of interstate pipelines. State agencies have generally not investigated or challenged existing or proposed rates in the absence of shipper complaints or protests. Complaints or protests have been infrequent and are usually resolved informally.

     We do not believe that the regulatory decisions or activities relating to interstate or intrastate crude oil, condensate or natural gas liquids pipelines will affect us in a way that materially differs from the way it affects other crude oil, condensate and natural gas liquids producers or marketers.

OPERATING HAZARDS AND INSURANCE

     The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In addition to the foregoing, our operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions.

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

EMPLOYEES

     During 2000, we had no full time employees due to our contractual arrangement with Blue Dolphin Services for management and administrative services. We also had a consulting arrangement with some of our former management personnel that expired February 28, 2001, which functions will hereafter be provided by Blue Dolphin Services. From time to time, we also use a series of independent consultants and contractors to perform various professional services, particularly in the areas of geology and environmental assessment.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

     The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry.

     BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbon.

     BTU OR BRITISH THERMAL UNIT. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

     CONDENSATE. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

     DEVELOPMENT WELL. A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

     EXPLORATORY WELL. A well drilled to find and produce natural gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

     FIELD. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     LEASE BLOCK. Refers to several leases within close proximity of one another.

     LEASEHOLD INTEREST. The interest of a lessee under an oil and natural gas lease.

     MBBLS.  One thousand barrels of oil or other liquid hydrocarbons.

     MCF.  One thousand cubic feet of natural gas.

     MCFE. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of oil, condensate or natural gas liquids.

     MMBTU.  One million British Thermal Units.

     MMCF.  One million cubic feet of natural gas.

     MMCFE. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

     OVERRIDING ROYALTY. An interest in oil and natural gas produced at the surface, free of the expense of production that is in addition to the usual royalty interest reserved to the lessor in an oil and natural gas lease.

     PROSPECT. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of oil, natural gas or both.

     PROVED DEVELOPED RESERVES. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     PROVED RESERVES. The estimated quantities of oil, natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     PROVED UNDEVELOPED RESERVES. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     ROYALTY INTEREST. An interest in a natural gas and oil property entitling the owner to a share of natural gas and oil production free from costs of production.

     WORKING INTEREST. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

ITEM 2.  PROPERTIES

     Please see the description of our oil and natural gas properties under the section captioned "Business - Oil and Natural Gas Properties."

ITEM 3.  LEGAL PROCEEDINGS

     On May 13, 1998, we and our former subsidiary, Southern Gas, were named as defendants in a lawsuit filed by Wright Enterprises asserting successor liability to certain alleged obligations of Southern Gas Company, Inc., the company from which we purchased the Kentucky operations that we sold in 1999. On November 8, 1999, a summary judgment was entered in our favor. The summary judgment has since been appealed by the Trustee for Wright Enterprises to the United States District Court for the Eastern District of Kentucky. That appeal remains pending; however, we believe that we will be successful in the defense of this matter and that the litigation will have no material impact on our financial condition, operating results or cash flows.

     On May 8, 2000, we were named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et. al. v. Richard A. Hale, et. al. (Case No. H-02-1371). Our former Chief Financial Officer was also named in the lawsuit. The lawsuit alleges, among other things, that H&N Gas was defrauded by us in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N Gas alleges unlawful collusion between our prior management and the then president of H&N Gas, Richard Hale ("Hale"), to the detriment of H&N Gas. H&N Gas generally alleges that Hale directed H&N Gas to purchase illusory options from us that bore no relation to any physical natural gas business and that we did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N Gas further alleges that we and Hale colluded with respect to swap transactions that were designed to benefit us at the expense of H&N Gas. H&N Gas further alleges civil conspiracy against all the defendants. H&N Gas is seeking approximately $6.15 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against ARO directly. As a result of its conspiracy allegation, H&N Gas also contends that all the defendants are jointly and severally liable for over $62.0 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. We intend to vigorously defend this claim. We cannot determine the outcome of this matter; however, we do not expect that the outcome will have a material adverse affect on our financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is quoted on the OTC Bulletin Board under the trading symbol "GASS.OB." Prior to August 19, 1999, our common stock was traded on the NASDAQ SmallCap Market under the trading symbol "GASS."

     The following table sets forth the prices of our common stock for the periods indicated as reported by NASDAQ and the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent prices at which actual transactions occurred.

                                                                 2000                                      1999
                                                      -------------------------------           -----------------------------
                                                        HIGH                  LOW                  HIGH                LOW
                                                      ----------            ---------           ---------           ---------
First Quarter..................................        $0.297                $0.078               $0.563               $0.250

Second Quarter.................................        $0.313                $0.094               $0.500               $0.156

Third Quarter..................................        $0.141                $0.094               $0.344               $0.130

Fourth Quarter.................................        $0.109                $0.047               $0.188               $0.063

     Our preferred stock is infrequently traded. We are not aware of any trading of our preferred stock during the years ended December 31, 1999 and 2000.

HOLDERS

     On March 2, 2001, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.11; and there were approximately 402 holders of record of our common stock and approximately 11 holders of record of our Series 1993 Preferred Stock.

DIVIDENDS

     Holders of shares of our Series 1993 Preferred Stock, $12.00 par value, are entitled to receive, when declared, cumulative dividends at the rate of 8% per share based upon the total number of shares outstanding. Such dividends are payable semi-annually to holders of record on the 15th of January and July of each year. All dividends payable on our capital stock are payable in cash or common stock, at our election.

     We have not paid, nor do we intend to pay, dividends on our common stock or cash dividends on our Series 1993 Preferred Stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and development of our business. In addition, the payment of cash dividends on our capital stock is prohibited by the terms of our credit facility as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA


                                                                    YEAR ENDED DECEMBER 31,
                                                          (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                           ----------------------------------------------------------------------------------------------------
                                  2000                     1999                   1998                  1997              1996
                              -----------              -----------            -----------            ----------         -------
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues         $     5,233              $    22,523            $    36,137            $   38,032         $   33,039

Income (loss) from
  continuing operations    $      (567)(1)          $(26,768)(1)(2)        $   (46,224)(1)        $   (1,847)(1)     $      912

Income (loss) from
  continuing operations
  per common share         $     (0.01)             $     (1.61)           $     (4.61)           $    (0.21)        $     0.14

Weighted Average
  number of common
  shares outstanding        52,519,359               16,607,830             10,029,415             9,021,810          6,123,635

Income (loss) from
  continuing operations
  per diluted common
  share                    $     (0.01)             $     (1.52)           $     (4.61)           $    (0.21)        $     0.13

Weighted average
  number of common
  shares and dilutive
  potential common
  shares outstanding        52,519,359               17,582,675             10,029,415             9,021,810          6,895,446

Net Income (loss)          $      (567)             $    18,598            $   (46,224)           $   (1,847)        $      912

Working Capital
 (deficit)                 $     1,846              $       644            $   (88,495)           $     (821)        $   (5,112)

Total Assets               $     7,175              $     8,169            $    76,224            $   61,566         $   64,838

Long-term debt             $     5,000              $     5,000            $    83,239            $   30,300         $   25,936

(1) Includes a non-cash impairment of oil and natural gas properties effective December 31, 2000, 1999, 1998 and 1997.
(2)  Excludes extraordinary gain from forgiveness of debt of $45,266,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in an understanding of our financial position and results of operations for each year of the three-year period ended December 31, 2000 and should be read in conjunction with our consolidated financial statements, the "Selected Financial Data" and the related notes included herein.

RECENT DEVELOPMENTS

     In fiscal 1999, to improve our financial condition, we:

     .  sold an 80% interest in our Gulf of Mexico properties;

     .  sold all of our Appalachian oil and natural gas properties; and

     .  issued 39,509,507 shares of our common stock to Blue Dolphin
        Exploration.

     As a result of these transactions, we materially improved our financial condition and decreased our oil and natural gas assets. Accordingly, our revenue from oil and natural gas producing activities, oil and natural gas production expenses and depletion, depreciation and amortization expense for the current period have materially decreased from prior periods.

     During 2000, we participated in the drilling of successful exploratory wells in High Island Area Block 37 and Galveston Area Block 418. We own a 3.33% working interest in two wells drilled in the High Island Block 37 which began producing in December 2000 at the combined rate of 37 MMcf of natural gas per day and 178 Bbls of condensate per day. We own a 6% working interest in one well drilled and completed in Galveston Area Block 418 which is expected to commence production in the second quarter of 2001 at a rate of 7 MMcf of natural gas per day. Also during 2000, we participated in the drilling or re-completion of 12 additional wells on other of our existing properties at an average working interest of 5.2%. The result of this effort was nine successful completions and three dry holes.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUES. Our total revenues decreased 77% to $5.2 million for 2000 from $22.5 million for the comparable period in 1999. Oil and natural gas production revenue decreased 73% to $5.2 million due to significantly reduced production volumes as a result of the sale of an 80% interest in our Gulf of Mexico properties as of December 2, 1999 and our Appalachian properties and operations effective July 1, 1999. The decrease in production was offset in part by a 89% increase in commodity prices received on an Mcfe basis. Additionally, we did not have any marketing revenues in 2000 as compared with $3.8 million in 1999, due to the sale of our Appalachian properties and operations.

     The following table summarizes production volumes, average sales prices and period to period comparisons for our oil and natural gas operations for the periods indicated:

                                                                 YEAR ENDED                %
                                                                 DECEMBER 31,           INCREASE
                                                             2000           1999       (DECREASE)
                                                            ----------    ----------  -------------
      Production volumes:
         Natural gas (MMcf)...............................       812         5,267        (85)
         Oil (MBbls)......................................        63           284        (78)
       Total (MMcfe)......................................     1,190         6,971        (83)
     Average sale prices:(1)
         Natural gas (per Mcf)............................    $ 4.22        $ 2.22         90
         Oil (per Bbl)....................................    $28.58        $16.88         64
         Per Mcfe(2)......................................    $ 4.40        $ 2.36         86
     Expenses (per Mcfe):
       Lease operating (including production taxes).......    $ 0.61        $ 0.41         49
       Depreciation, depletion and amortization...........    $ 1.58        $ 1.67         (5)
       Administrative.....................................    $ 1.23        $ 0.68         79

(1)  Includes effect of hedging.
(2)  Total production revenues divided by total Mcfe sold.

     OIL AND GAS PRODUCTION EXPENSE. Oil and natural gas production expense decreased 75% to $728,000 in 2000 due primarily to the sale of an 80% interest in our Gulf of Mexico properties and our Appalachian properties and operations. Oil and natural gas production expense was $0.61 per Mcfe for 2000 compared with $0.41 for the same period in 1999, an increase of 49%. The per unit increase resulted due to the fact that all of our oil and natural gas properties are now located in the Gulf of Mexico where operating costs are significantly higher than those in the Appalachian Region.

     EXPLORATION COSTS. During 2000, costs of approximately $478,000 were attributable to dry hole expense and other directly allocable geological and geophysical costs. Exploration costs for 1999 were approximately $2.4 million.

     IMPAIRMENT OF ASSETS. As of January 1, 1996, we began assessing the impairment of capitalized costs of proved oil and natural gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flows of the asset. For each asset determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the asset was recognized. With respect to our oil and natural gas properties, fair value was estimated to be the present value of expected future cash flows computed by applying estimated future natural gas and oil prices, as determined by Management, to estimated future production of oil and natural gas reserves over the economic lives of the reserves. We incurred impairment of oil and natural gas properties of $769,000 during 2000 compared with $2.4 million during 1999. The 2000 impairment relates to unproved leases which are scheduled to expire in 2001 and for which there are currently no plans to drill.

     ADMINISTRATIVE EXPENSE. Administrative expense decreased 69% to $1.5 million in 2000, and was $1.23 per Mcfe, an increase of 79% from the prior year. The per unit increase occurred as the result of decreased production volumes.
In 1999, as part of our restructuring efforts, we entered into a consulting arrangement with MAP II, LLC, an affiliate of our former chief executive officer, under which certain former members of our management assisted the current management with transition matters at a monthly cost of $7,000. We also entered into a contractual arrangement with Blue Dolphin Services, a wholly owned subsidiary of Blue Dolphin, pursuant to which Blue Dolphin Services provides management and administrative services to us at the rate of $83,333 per month. As a result, we closed our Kentucky office; and the size of the New Orleans office was substantially reduced with the remaining employees becoming employees of Blue Dolphin Services.

     DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense decreased 84% to $1.9 million in 2000 and was $1.58 per Mcfe, a decrease of 5% from the prior year. The decrease in total DD&A was due primarily to our significantly reduced production volumes.

     GAIN (LOSS) ON SALE OF ASSETS. In 2000, we recognized a gain of $68,000 on the sale of interests in leases. In 1999, we experienced a loss on the sale of assets of approximately $13.4 million, resulting primarily from the sale of 80% of our Gulf of Mexico properties and the sale of all of our Appalachian properties and operations.

     EXTRAORDINARY GAIN. During the fourth quarter of 1999, we recorded an extraordinary gain of $45.4 million due to the extinguishment and forgiveness of our debts held by Den norske Bank and TECO. There was no tax effect related to this gain. No such gains were recorded during 2000.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     REVENUES. Our total revenues decreased 38% to $22.5 million for 1999 from $36.1 million for the comparable period in 1998. Oil and natural gas production revenue decreased 38% to $16.5 million due to reduced commodity prices and significantly reduced production volumes. Reduced production from our South Timbalier 148 and 211 properties accounted for approximately 96% of the decrease; and the sale of an 80% interest in our Gulf of Mexico properties and our Appalachian properties and operations accounted for the remaining portion of the decrease of oil and natural gas production revenue. Marketing revenues decreased approximately $4.0 million, or 51%, primarily due to the sale of our Appalachian properties and operations effective July 1, 1999.

     The following table summarizes production volumes, average sales prices and period to period comparisons for our oil and natural gas operations for the periods indicated:



                                                                YEAR ENDED                %
                                                                DECEMBER 31,           INCREASE
                                                             1999         1998        (DECREASE)
                                                           -----------  ----------   ------------

     Production volumes:
         Natural gas (MMcf)...............................    5,267          9,428        (44)
         Oil (MBbls)......................................      284            374        (24)
         Total (MMcfe)....................................    6,969         11,671        (40)
     Average sale prices:(1)
         Natural gas (per Mcf)............................   $ 2.22        $  2.44         (9)
         Oil (per Bbl)....................................   $16.88        $ 12.59         34
         Per Mcfe(2)......................................   $ 2.36        $  2.30          3
     Expenses (per Mcfe):
       Lease operating (including production taxes).......   $ 0.41        $  0.43         (5)
       Depreciation, depletion and amortization...........   $ 1.67        $  1.55          8
       Administrative.....................................   $ 0.68        $  0.39         74

(1)  Includes effect of hedging.
(2)  Total production revenues divided by total Mcfe sold.

     OIL AND NATURAL GAS PRODUCTION EXPENSE. Oil and natural gas production expense decreased 42% to $2.9 million in 1999 due primarily to a significant decrease in our production volumes. Oil and natural gas production expense was $0.41 per Mcfe for 1999 compared with $0.43 for the same period in 1998, a decrease of 5%.

     EXPLORATION COSTS. During 1999, costs of approximately $2.4 million were attributable to dry hole expense and the purchase of seismic data, analysis of such data and other directly allocable geological and geophysical costs. Exploration costs for 1998 were approximately $5 million.

     IMPAIRMENT OF ASSETS. During 1999, we recorded an impairment of oil and natural gas properties of $2.4 million compared with $34.7 million during 1998. The write down was primarily the result of a decline in the value of certain blocks based upon an independent petroleum engineer's reports.

     ADMINISTRATIVE EXPENSE. Administrative expense increased 2% to $4.8 million in 1999, and was $0.68 per Mcfe, an increase of 74% from the prior year. The per unit increase occurred as the result of decreased production volumes.
In 1999, as part of our restructuring efforts, we reduced our New Orleans staff to one geologist and one accountant as well as moved to a smaller office within the same building. Also, our Kentucky office was reduced as a result of the sale of our Appalachian properties and was completely eliminated in December 1999 pursuant to the

Investment Agreement with Blue Dolphin Exploration. However, these reductions were offset by increases in administrative costs associated with the restructuring activities.

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

     EXTRAORDINARY GAIN. During the fourth quarter of 1999, we recorded an extraordinary gain of $45.4 million due to the extinguishment and forgiveness of our debts held by Den norske Bank and TECO. There was no tax effect related to this gain.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes our financial position at December 31, 2000 and 1999 (amounts in thousands):

                                                DECEMBER 31, 2000                DECEMBER 31, 1999

                                               AMOUNT             %             AMOUNT             %
Working Capital                               $1,846              29%          $  644             10%
Property and equipment, net                    4,451              71%           5,736             89%
Other noncurrent assets                            0               0%              34              1%
                                              ------             ---           ------            ---
Total                                         $6,297             100%          $6,414            100%
                                              ======             ===           ======            ===

Long term debt                                $5,000              79%          $5,000             78%
Other liabilities                                550               9%               0              0%
Shareholders' equity                             747              12%           1,414             22%
                                              ------             ---           ------            ---
Total                                         $6,297             100%          $6,414            100%
                                              ======             ===           ======            ===

     The significant changes in our financial position from December 31, 1999 to December 31, 2000 are an increase in working capital of $1.2 million and a decrease in property and equipment of $1.3 million. The increase in our working capital is due to our 1999 restructuring discussed below and high commodity prices received from the sale of our oil and natural gas production in 2000.
The decrease in property and equipment was due to depletion of our reserves and the impairment of our unproved leases.


NET CASH ACTIVITY:                                           YEARS ENDING DECEMBER 31

Net cash provided by (used in):                       2000               1999              1998

  Operating activities                             $ 3,058           $   (532)         $ 21,969
  Investing activities                              (1,714)            24,007           (56,290)
  Financing activities                                (100)           (23,431)           33,396
                                                   -------           --------          --------
Net increase (decrease) in cash                    $ 1,244           $     44          $   (925)
                                                   =======           ========          ========

     As of December 31, 2000, we had cash and cash equivalents of approximately $1.5 million compared with approximately $299,000 for 1999.

     During the third quarter of 1999, Den norske Bank released us from $12.5 million of debt as a result of the sale of our Appalachian properties and operations to a third party. Immediately after the sale of the 80% interest in our Gulf of Mexico properties, we paid Den norske Bank an additional $27.0 million incurred under our credit facility. In connection with our reorganization, Blue Dolphin Exploration, a wholly owned subsidiary of Blue Dolphin, acquired from Den norske Bank the remaining portion of the debt that was outstanding under our credit facility; and we entered into an amendment to our credit agreement wherein Blue Dolphin Exploration agreed, among other things, to reduce the balance due on the debt to $5.0 million and to forgive all of the remaining indebtedness, including all principal and interest, if we remained in compliance with the modified loan documents and the Investment Agreement through December 31, 2000. As a result of the two lawsuits filed against us (see Part I, Item 3, "Legal Proceedings," included in this Report on Form 10-K), to the extent of any liability that could come out of them, an event of default occurred. Therefore, pursuant to the authorization of the Special Committee of our Board of Directors, on December 29, 2000, we entered into another amendment to our credit agreement which extended the due date of the $5.0 million to the earlier of (i) the occurrence of an event of default as set out in the amended credit agreement, or (ii) December 31, 2005, with no interest accruing; provided, however, that the debt may be released in full on the date on which all claims and causes asserted against us in the subject litigation set out in the amended credit agreement are released and/or dismissed with prejudice. Simultaneously, we executed a replacement note in favor of Blue Dolphin Exploration in the amount of $5.0 million.

     Pursuant to the terms of the Note Purchase Agreement between DnB Energy Assets, Den norske Bank, Blue Dolphin Exploration and Fidelity Oil, it was agreed that Den norske Bank will be entitled to receive a possible future payment for its assignment of the debt if the combined, cumulative net revenues received by us and Fidelity Oil that are attributable to our proved oil and natural gas reserves in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and we will pay 20%. The payment, if any, is due on March 15, 2002. We now estimate that it is probable that a payment to Den norske Bank will be made based upon these terms and current market conditions. We have provided for a payable to Den norske Bank in the amount of $550,000 as of December 31, 2000.

     Funding for our business activities has historically been provided by operating cash flow, bank borrowings, the sale of assets and equity capital from private placements. Our principal uses of capital have been for the acquisition, exploration and development of oil and natural gas properties. We have no present agreement, commitment or understanding with respect to the acquisition of oil and natural gas properties and plan to use all available resources, if any, for the development of our existing properties.

     During 2000, we expended approximately $2.0 million in our exploration and development program. We have established a preliminary budget of $430,000 for exploration and development in 2001; however, this budget is subject to revision during the year to reflect drilling results and new opportunities. Presently, we believe that existing capital and cash from operations will be sufficient to fund our operations in 2001. We will evaluate each of the exploration and development opportunities and our available capital resources and may determine whether to participate, sell our interest or sell a portion of our interest and use the proceeds to participate at a reduced interest.

     We currently do not use forward sales contracts or other hedging instruments. We continuously evaluate the use of forward sales contracts and hedging instruments for natural gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in natural gas prices. These arrangements are settled on a monthly basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

     We are exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

     COMMODITY PRICE RISK. We produce and sell natural gas and crude oil. As a result, our revenues and profitability depend substantially on prevailing prices for natural gas and oil. Lower commodity prices affect the amount of cash flow available for capital expenditures and may also reduce the amount of oil and natural gas we can economically produce. Although we are not currently using derivative products, we have used them in the past to manage commodity price risk and may use them again in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure during 2000.


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning the names, ages, positions and business experience of our current directors and executive officers is set forth below.


NAME                        AGE        POSITION
-----                     -------      --------

Ivar Siem                      54      Chairman of the Board, President and
                                       Chief Executive Officer

Michael J. Jacobson            54      Director

John P. Atwood                 49      Director, Vice President and Secretary

Andrew R. Agosto               39      Director

Douglas L. Hawthorne           58      Director

G. Brian Lloyd                 42      Vice President and Treasurer

Roland B. Keller               62      Vice President


     Our directors are elected to hold office for terms of one year or until their respective successors are duly elected and qualified. Our officers are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. We anticipate holding our 2001 Annual Meeting of Stockholders in the second quarter of 2001. We no longer have an Executive Committee, Compensation Committee or Audit Committee due to the reduced size of the Board of Directors.

     IVAR SIEM, age 54, has served as our director since October 1999 and our Chairman of the Board, President and Chief Executive Officer since December 1999. He has also served as a director and Chairman of the Board of Blue Dolphin Energy Company since 1989 and a director of Blue Dolphin Exploration since 1989. From 1995 to 2000, he served on the Board of Directors of Grey Wolf, Inc., during which time he served as Chairman from 1995 to 1998 and interim

President in 1995 during its restructuring. Since 1985, he has been an international consultant in energy, technology and finance. He has served as Director of Business Development for Norwegian Petroleum Consultants and as an independent consultant to the oil and natural gas exploration and production industry based in London, England. Mr. Siem holds a Bachelor of Science Degree in Mechanical Engineering from the University of California, Berkley, and an executive MBA from Amos Tuck School of Business, Dartmouth University.

     MICHAEL J. JACOBSON, age 54, has served as our director since October 1999. He has also served as President and Chief Executive Officer of Blue Dolphin Energy Company since 1990 and as President and a director of Blue Dolphin Exploration since 1990. He has been associated with the energy industry since 1968, serving in various senior management capacities since 1980. Mr. Jacobson served as Senior Vice President and Chief Financial and Administrative Officer for Creole International, Inc., as well as Vice President of Operations for the parent holding company, from 1985 until joining the Company in 1990. He has also served as Vice President and Chief Financial Officer of Volvo Petroleum, Inc., and for certain Fred Olsen oil and natural gas interests. Mr. Jacobson holds a Bachelor of Science Degree in Finance from the University of Colorado.

     JOHN P. ATWOOD, age 49, has served as our director, Vice President and Secretary since December 1999. He is also Vice President, Business Development of Blue Dolphin Energy Company. Mr. Atwood has been associated with the energy industry since 1974, serving in various management capacities since 1981. Prior to joining Blue Dolphin Energy Company in April 1991, he served as Senior Vice President for Glickenhaus Energy Corporation. Mr. Atwood was a member of the senior management team, directly responsible for the financial reporting, land and administrative functions of the company. He has also served as Area Land Manager for CSX Oil & Gas Corporation and Division Land Manager for Hamilton Brothers Oil Company/Volvo Petroleum, Inc. Mr. Atwood served in various land capacities for Tenneco Oil Company from 1977 to 1981. Mr. Atwood is a Certified Professional Landman and holds a Bachelor of Arts Degree from Oklahoma City University and a Master of Business Administration Degree from Houston Baptist University. Mr. Atwood served as Vice President of Land of Blue Dolphin Energy Company from 1991 until his appointment as Vice President of Finance and Corporate Development in 1998.

     ANDREW R. AGOSTO, age 39, has been our director since December 1999. He is also Senior Vice President and Chief Operating Officer of CCNG, Inc. Mr. Agosto has been associated with the energy industry in various capacities since 1982. In his capacity as Chief Operating Officer of CCNG, Inc., Mr. Agosto is responsible for the company's activities in the energy sector including exploration and production, natural gas transportation and marketing and new business development. Prior to joining CCNG, Inc., Mr. Agosto served in various capacities with Shell Exploration and Production Company from 1986 to 1997, including Area Manager - Williston Basin, Continental Division. Mr. Agosto is a Registered Professional Petroleum Engineer. He holds a Bachelor of Science Degree in Chemical Engineering from Texas A&M University.

     DOUGLAS L. HAWTHORNE, age 58, has served as our director since March 1993, having been Chairman of the Board from March 1993 until December 1999, and was a director of Southern Gas from February 1994 until it was sold in 1999, having also served in this position in March and April, 1993. Mr. Hawthorne served on our Executive Committee from its establishment in April 1997 until December 1999 and served on the Board's Compensation Committee from August 1996 until December 1999. Mr. Hawthorne also served on the Audit Committee of our Board from August 1996 until July 1997. Prior to his positions with us, Mr. Hawthorne was employed for twenty years with Third National Bank & Society Bank, N.A., retiring as Chairman and Chief Executive Officer in 1991. Subsequently, and for brief periods from 1991 to 1995, he served as principal of Carillon Capital, Inc., investment bankers, and SPECTRA Group, Inc., management consultants, both based in Dayton, Ohio. Mr. Hawthorne also served as a director of Bullet Sports International, Inc. from 1995 through 1998.

     G. BRIAN LLOYD, age 42, has served as our Vice President and Treasurer since December 1999. He is also Vice President, Treasurer and Secretary of Blue Dolphin Energy Company and Vice President, Treasurer, Secretary and director of Blue Dolphin Exploration Company. Mr. Lloyd is a Certified Public Accountant and has been employed by Blue Dolphin Energy Company since December 1985. Prior to joining Blue Dolphin Energy Company, he was an accountant for DeNovo Oil and Gas Inc., an independent oil and natural gas company. Mr. Lloyd received a Bachelor of Science Degree in Finance from Miami University, Oxford, Ohio in 1982 and attended the University of Houston in 1983 and 1984.

     ROLAND B. KELLER, age 62, has served as our Vice President since December 1999. He is also Executive Vice President of Exploration and Development for Blue Dolphin Energy Company, having served in that capacity since September 1990. Mr. Keller has been associated with the energy industry since 1962, serving in senior management capacities since 1976. Prior to joining Blue Dolphin Energy Company in 1990, he served as Senior Vice President of Exploration for Sandefer Oil and Gas Company, an independent oil and natural gas company, from 1982. He served as Vice President of Exploration and Production for Volvo Petroleum, Inc. from 1980 to 1982 and Vice President and Division Manager for Florida Exploration Co. From 1976 to 1980. Mr. Keller began his career with Amoco Production Co., serving in various technical and management capacities from 1962 through 1976. Mr. Keller holds Bachelor of Science and Master of Science degrees in Geology from the University of Florida.

MEETINGS AND COMPENSATION

     During the year ended December 31, 2000, our Board of Directors met on 2 occasions, either in person or telephonically. Each of our directors attended both of the meetings of the Board of Directors.

     During 2000, our non-employee directors, Messrs. Hawthorne and Agosto, received $750 each quarter as compensation for their services to us; and they were reimbursed for reasonable travel expenses incurred, if any, in connection with their attendance at the meetings.

FAMILY RELATIONSHIPS

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

     Based solely upon a review of the copies of such forms furnished to us or written representations that no other reports were required, we believe that during the 2000 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     Our executive officers are employees of Blue Dolphin, the parent company of Blue Dolphin Exploration, our majority shareholder; and they are not compensated for the services they render to us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table reflects information regarding the beneficial ownership of our outstanding equity securities as of March 2, 2001, to the extent known by us. Such information is included for:

 .  persons who own 5% or more of such equity securities;
 .  directors;
 .  the executive officers; and
 .  our officers and directors as a group.

Unless otherwise indicated, we believe that each person named below has the sole power to vote and dispose of the equity securities beneficially owned by such person.


                                                                    SHARES
BENEFICIAL OWNER                               TITLE             BENEFICIALLY           PERCENT
NAME/ADDRESS                                 OF CLASS               OWNED             OF CLASS(1)
-------------------------------------   -------------------   ------------------   ------------------
Blue Dolphin Energy Company(2)          Common Stock                  39,509,457            77.0%
801 Travis, Suite 2100                  Preferred Stock                        -               *
Houston, TX 77002                                                     ----------
                                        Combined                      39,509,457            77.0%

Douglas L. Hawthorne(3)                 Common Stock                     207,847               *
4325 Delco Dell Road                    Preferred Stock                        -               *
Kettering, OH  45429                                                  ----------
                                        Combined                         207,847               *

TECO Oil & Gas, Inc.                    Common Stock                   2,751,852             5.4%
702 N. Franklin Street                  Preferred Stock                        -               *
Tampa, FL  33602                                                      ----------
                                        Combined                       2,751,852             5.4%

James Perry & Daphne Perry,             Common Stock                           -               *
  JTWROS                                Preferred Stock                   12,016            30.3%
2608 Ridgeview Road                                                   ----------
Sioux Falls, SD 57105                   Combined                          12,016               *

International Investments of Ireland    Common Stock                           -               *
 Acct. B                                Preferred Stock                   10,000            25.2%
2124 N. Taimiami Tr., Apt. 207                                        ----------
Sarasota, FL 34234                      Combined                          10,000               *

International Investments of Ireland    Common Stock                           -               *
 Acct. A                                Preferred Stock                   10,000            25.2%
940 Blvd. of the Arts                                                 ----------
Sarasota, FL 34236                      Combined                          10,000               *

Directors and Executive Officers        Common Stock                     207,847               *
as a group (1 person)                   Preferred Stock                        -               *
                                                                      ----------
                                        Combined                         207,847               *

*    Represents less than 1% of our outstanding stock for the indicated class.
(1) Percentage assumes full exercise of outstanding options and warrants to purchase shares of our common stock, if any.
(2) Blue Dolphin owns these shares through its wholly-owned subsidiary, Blue Dolphin Exploration.
(3) Includes 181,400 shares held in Mr. Hawthorne's retirement plan and 1,792 shares of common stock to which Mr. Hawthorne is entitled as a 1/3 beneficiary of the Frances R. Hawthorne Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BLUE DOLPHIN ENERGY COMPANY AND AFFILIATES

     Blue Dolphin is the beneficial owner of approximately 77.0% of our outstanding common stock. Blue Dolphin Exploration and Blue Dolphin Services
are wholly-owned subsidiaries of Blue Dolphin.   Ivar Siem, the Chairman of our
Board of Directors, is a director and Chairman of the Board of Blue Dolphin. Additionally, Michael J. Jacobson and John P. Atwood, also members of our Board of Directors, are President of Blue Dolphin and Vice President - Business Development of Blue Dolphin Exploration, respectively.

     BLUE DOLPHIN EXPLORATION. As of December 31, 2000, we were indebted to Blue Dolphin Exploration for approximately $5.0 million. This indebtedness was incurred in 1999 in connection with our reorganization transactions when Blue Dolphin Exploration acquired our indebtedness from Den norske Bank. This indebtedness is due on the earlier of (i) the occurrence of an event of default under our credit agreement, or (ii) December 31, 2005. This indebtedness is non-interest bearing.

     BLUE DOLPHIN SERVICES. In connection with the Investment Agreement with Blue Dolphin Exploration, we entered into a Management and Services Agreement pursuant to which Blue Dolphin Services provides the management and administrative services necessary to operate our business. We pay Blue Dolphin Services a management fee of $83,333 per month. This agreement initially expired on December 31, 2000 but continues on a year-to-year basis unless terminated.

                                 PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements and Financial Statement Schedules.
                   See "Index to Financial Statements" set forth on page F-1.

                   All schedules are omitted because they are not applicable or not required, or because the required information is included in our consolidated financial statements or notes thereto.

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

 3.01 By-Laws of ARO, as amended (incorporated by reference to Exhibit 3.2 to ARO's Form 10-SB).

 3.02 Copy of the Certificate eliminating the Series B Preferred Stock (incorporated by reference to Exhibit 3.11 to ARO's Form 8-K filed on April 24, 1997).

 3.03 Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.3 to ARO's Report on Form 8-K dated December 10, 1999).

 4.01   Specimen Common Stock Certificate (incorporated by reference to Exhibit
        4.1 to the ARO's Form 10-SB).

 4.02   Specimen Preferred Stock Certificate (incorporated by reference to
        Exhibit 4.2 to ARO's Form 10-SB).

10.01 Copy of the First Amended and Restated Credit Agreement between ARO and Den norske Bank, AS (incorporated by reference to Exhibit 10.86 to ARO's Form 8-K filed on November 19, 1997).

10.02 Promissory Note from American Resources Offshore, Inc. in favor of TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.90 to ARO's Form 8-K filed on March 16, 1998).

10.03 Warrant Agreement between American Resources of Delaware, Inc. and TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.91 to ARO's Form 8-K filed on March 16, 1998).

10.04 First Amendment to First Amended and Restated Credit Agreement dated March 5, 1998 between American Resources of Delaware, Inc., Southern Gas Co. of Delaware, Inc., American Resources Offshore, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.92 to ARO's Report on Form 10-Q for the quarterly period ending March 31, 1998).

10.05 Amended Purchase and Sale Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc, TECO Oil & Gas, Inc. and TECO Energy,

        Inc. (incorporated by reference to Exhibit 10.93 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.06 Intercreditor Agreement between American Resources of Delaware, Inc., American Resources Offshore, Inc., Southern Gas Co. of Delaware, Inc., TECO Oil & Gas, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.94 to ARO's Report on Form 8-K/A2 filed on May 19, 1998).

10.07 Asset Purchase Agreement between Southern Gas Co. of Delaware, Inc. and Nami Resources Company, LLC (incorporated by reference to Exhibit 10.100 to ARO's Report on Form 8-K dated November 9, 1999).

10.08 Stock Purchase Agreement between American Resources Offshore, Inc. and Southern Gas Holding, LLC (incorporated by reference to Exhibit 10.101 to ARO's Report on Form 8-K dated November 9, 1999).

10.09 Investment Agreement by and between American Resources Offshore, Inc. and Blue Dolphin Exploration Company, as amended (incorporated by reference to Exhibit 99.1 to ARO's Report on Form 8-K dated December 17, 1999).

10.10 Purchase and Sale Agreement between American Resources Offshore, Inc. and Fidelity Oil Holdings, Inc., as amended (incorporated by reference to Exhibit 99.2 to ARO's Report on Form 8-K dated December 17, 1999).

10.11 Management and Administrative Services Agreement by and between Blue Dolphin Services, Inc. and American Resources Offshore, Inc. (incorporated by reference to Exhibit 99.5 to ARO's Report on Form 8-K dated December 17, 1999).

10.12 Fourth Amendment to First Amended and Restated Credit Agreement (incorporated by reference to Exhibit 99.6 to ARO's Report on Form 8-K dated December 17, 1999).

10.13   Consent, Acknowledgment and Ratification (incorporated by reference to
        Exhibit 99.7 to ARO's Report on Form 8-K dated December 17, 1999).

10.14 Consulting Agreement (incorporated by reference to Exhibit 99.8 to ARO's Report on Form 8-K dated December 17, 1999).

10.15   Fifth Amendment to First Amended and Restated Credit Agreement.*

* Filed herewith

(b)  Reports on Form 8-K:

     None.

                       AMERICAN RESOURCES OFFSHORE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                       DECEMBER 31, 2000, 1999 AND 1998

                       AMERICAN RESOURCES OFFSHORE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                       DECEMBER 31, 2000, 1999 AND 1998



                TABLE OF CONTENTS
--------------------------------------------------

                                                               Page No.
                                                               --------

Independent Auditors' Report                                      F-1

Consolidated Balance Sheets                                       F-2

Consolidated Statements of Operations                             F-4

Consolidated Statements of Stockholders' Equity                   F-5

Consolidated Statements of Cash Flows                             F-8

Notes to Consolidated Financial Statements                        F-10

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Resources Offshore, Inc.



We have audited the accompanying consolidated balance sheets of American Resources Offshore, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Resources Offshore, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                    /s/Ernst & Young LLP

New Orleans, Louisiana
February 23, 2001

                       AMERICAN RESOURCES OFFSHORE, INC.

                          Consolidated Balance Sheet

                          December 31, 2000 and 1999



                                    ASSETS




                                     2000                  1999
                                   ---------             -------
                                      (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents        $   1,543              $   299
  Accounts receivable                  1,164                1,956

Prepaid expenses and other                17                  144
                                   ---------              -------

    Total current assets               2,724                2,399
                                   ---------              -------

Oil and gas properties, at cost
  (successful efforts method)         14,163               13,642
Property and equipment, at cost           57                  158
                                   ---------              -------
                                      14,220               13,800

Less accumulated depreciation,
  depletion and amortization          (9,769)              (8,064)
                                   ---------              -------
    Net property and equipment         4,451                5,736

Other assets                               -                   34
                                   ---------              -------

    Total assets                   $   7,175              $ 8,169
                                   =========              =======

                                                            (Continued)

See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                          December 31, 2000 and 1999



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    2000              1999
                                                 ---------         ---------
                                                  (DOLLARS IN THOUSANDS)

Current liabilities:
  Accounts payable - Trade                             780           1,584
  Accrued expenses and other                            98             171
                                                 ---------          ------

     Total current liabilities                         878           1,755

Long-term debt                                       5,000           5,000
Other non-current liabilities                          550               -

Stockholders' equity (deficit):
  Series 1993 8% convertible preferred stock,
    par value and liquidation preference $12.00
    per share; 1,000,000 shares authorized             322             322
  Common stock, par value $.00001 per share;
    70,000,000 shares authorized                         1               1
  Additional paid-in-capital                        28,120          28,220
  Retained earnings (deficit)                      (27,696)        (27,129)
                                                 ---------        --------

     Total stockholders' equity (deficit)              747           1,414
                                                 ---------        --------

Commitments and contingencies

     Total liabilities and stockholders' equity  $   7,175        $  8,169
                                                 =========        ========


See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                     Consolidated Statements of Operations

             For the Years Ended December 31, 2000, 1999 and 1998

                                                            2000                1999              1998
                                                        -----------          ----------        ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Operating Revenues:
  Oil and gas production                                 $     5,233        $    16,456       $    26,724
  Transportation                                                   -                368               790
  Marketing                                                        -              3,794             7,751
  Other                                                            -              1,905               872
                                                         -----------        -----------       -----------
                                                               5,233             22,523            36,137
                                                         -----------        -----------       -----------
Operating Expenses:
  Oil and gas production                                         728              2,869             4,967
  Transportation                                                   -                115               235
  Marketing                                                        -              4,227             7,910
  Exploration costs                                              478              2,415             5,056
  Depreciation, depletion and amortization                     1,876             11,621            18,031
  Impairment of assets                                           769              2,403            36,735
  Administrative expenses & other                              1,461              4,757             4,676
                                                         -----------        -----------       -----------
                                                               5,312             28,407            77,610
                                                         -----------        -----------       -----------

     Operating income (loss)                                     (79)            (5,884)          (41,473)
                                                         -----------        -----------       -----------
Other income (expense):
  Interest income                                                 21                 76               101
  Interest expense                                                 -             (7,263)           (7,437)
  Gain (loss) on sale of assets                                   68            (13,378)              236
  Other                                                         (577)              (319)                3
                                                         -----------        -----------       -----------
                                                                (488)           (20,884)           (7,097)
                                                         -----------        -----------       -----------
    Income (loss) before income tax benefit
       and extraordinary gain                                   (567)           (26,768)          (48,570)

Income tax benefit                                                 -                  -            (2,346)
                                                         -----------        -----------       -----------
Income (loss) before extraordinary gain                         (567)           (26,768)          (46,224)
Extraordinary gain                                                 -             45,366                 -
                                                         -----------        -----------       -----------

     Net income (loss)                                   $      (567)       $    18,598       $   (46,224)

Preferred dividends                                                -                 (7)              (49)
                                                         -----------        -----------       -----------
     Net income (loss) attributable to
       common shares                                     $      (567)       $    18,591       $   (46,273)
                                                         ===========        ===========       ===========
Per common share:
  Basic:
    Income (loss) before extraordinary gain              $     (0.01)       $     (1.61)           $(4.61)
    Extraordinary gain                                             -               2.73                 -
                                                         -----------        -----------       -----------
    Net income (loss)                                    $     (0.01)       $      1.12            $(4.61)
                                                         ===========        ===========       ===========
Weighted average number of common
  shares outstanding                                      52,519,359         16,607,830        10,029,415
                                                         ===========        ===========       ===========
   Diluted:
    Income (loss) before extraordinary gain              $     (0.01)       $     (1.52)           $(4.61)
    Extraordinary gain                                             -               2.58                 -
                                                         -----------        -----------       -----------
    Net income (loss)                                    $     (0.01)       $      1.06            $(4.61)
                                                         ===========        ===========       ===========
Weighted average number of common
  shares and dilutive potential common
  shares                                                  52,519,359         17,582,675        10,029,415
                                                         ===========        ===========       ===========

See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                Consolidated Statement of Stockholders' Equity

                     For the Year Ended December 31, 2000


                   (Dollars in thousands, except share data)


                                  8% Preferred Stock           Common Stock
                              ---------------------------    -----------------
                              Number             Discount     Number            Additional
                               of        Par        on          of        Par    Paid-in    Retained    Treasury
                              Shares    Value   Preferred     Shares     Value   Capital    Earnings      Stock     Total
                              ------    -----   ---------    --------    -----   ---------  --------    --------   -------
Balance, December 31, 1999    39,682     $476      $(154)    52,520,548     $1    $28,220    $(27,129)         -    $1,414

Issuance of common stock
  dividend                                                        3,176      -          -                                -

Retire Treasury Stock                                        (1,241,722)     -       (100)                            (100)

Net income                                                                                       (567)                (567)
                              ------     ----      -----     ----------    ---    -------    --------    --------   ------
Balance, December 31,         39,682     $476      $(154)    51,282,002     $1    $28,120    $(27,696)          -   $  747
 2000                         ======     ====      =====     ==========    ===    =======    ========    ========   ======

See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                Consolidated Statement of Stockholders' Equity

                     For the Year Ended December 31, 1999


                   (Dollars in thousands, except share data)



                                  8% Preferred Stock            Common Stock
                              ----------------------------    -----------------
                              Number              Discount     Number            Additional
                               of        Par         on          of        Par    Paid-in     Retained     Treasury
                              Shares    Value    Preferred     Shares     Value   Capital     Earnings       Stock     Total
                            --------    -------  ---------   ----------   -----   ---------   --------     --------   -------
Balance, December 31, 1998   230,516    $ 2,766    $(895)   10,251,853      -      $22,860    $(45,720)      $(713)   $(21,702)

Conversion of preferred
 stock to common stock      (190,834)    (2,290)     741       190,834      -        1,549

Issuance of common stock
 dividend                                                       18,442      -            7          (7)

TECO Warrant Exercise                                        2,751,852      -

Blue Dolphin Exploration
 purchase                                                   39,509,457      1        4,517                               4,518

Retire Treasury Stock                                         (201,890)     -         (713)                    713

Net income                                                                                      18,598                  18,598
                            --------    -------    -----    ----------    ---      -------    --------       -----    --------
Balance, December 31, 1999    39,682    $   476    $(154)   52,520,548     $1      $28,220    $(27,129)          -    $  1,414
                            ========    =======    =====    ==========    ===      =======    ========       =====    ========

See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                Consolidated Statement of Stockholders' Equity

                     For the Year Ended December 31, 1998


                   (Dollars in thousands, except share data)


                                  8% Preferred Stock            Common Stock
                              ----------------------------    -----------------
                              Number              Discount     Number            Additional
                               of        Par         on          of        Par    Paid-in     Retained     Treasury
                              Shares    Value    Preferred     Shares     Value   Capital     Earnings       Stock     Total
                            --------    -------  ---------   ----------   -----   ---------   --------     --------   -------
Balance, December 31, 1997   268,851    $3,226    $(1,044)   10,193,676          $22,500   $    553       $(713)      $24,522

Conversion of preferred
 stock to common stock       (38,335)     (460)       149        38,335              311          -           -             -

Issuance of common stock
 dividend                          -         -          -        19,842               49        (49)          -             -

Net income                         -         -          -             -                -    (46,224)          -       (46,224)
                             -------    ------    -------    ----------   ---    -------   --------       -----       -------
Balance, December 31, 1998   230,516    $2,766    $  (895)   10,251,853          $22,860   $(45,720)      $(713)     $(21,702)
                             =======    ======    =======    ==========   ===    =======   ========       =====      ========

See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998



                                                                     2000              1999             1998
                                                               -------------      -------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
Operating activities:
  Net income (loss)                                            $     (567)          $ 18,598           $(46,224)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation, depletion and amortization                    1,876             11,621             18,031
        Impairment of assets                                          769              2,403             36,735
        Exploration costs                                             422                  -              5,056
        Deferred income taxes                                           -                  -             (2,054)
        (Gain) loss on sale of assets                                 (69)            13,378               (236)
        Extraordinary gain                                              -            (45,366)                 -
        Other                                                         550               (650)               916
        Change in operating assets and liabilities:
          Change in accounts receivable                               792              2,258                310
          Change in prepaid expenses and other                        163              2,226               (376)
          Change in accounts payable                                 (804)            (5,578)             6,199
          Change in accrued expenses and other                        (74)             4,153              2,889
          Change in deferred revenue                                    -             (3,575)               723
                                                               ----------           --------           --------

    Net cash provided by (used in) operating activities             3,058           $   (532)          $ 21,969
                                                               ----------           --------           --------

Investing activities:
  Expenditures on oil and gas properties                           (1,948)              (410)           (56,066)
  Purchases of property and equipment                                   -               (524)            (2,711)
  Proceeds from sales of assets                                       234             24,817              2,390
  Change in notes receivable                                            -                  -                 97
  Sale of Common Stock of Century Offshore                              -                124                  -
                                                               ----------           --------           --------

    Net cash provided by (used in) investing activities        $   (1,714)          $ 24,007           $(56,290)
                                                               ----------           --------           --------


See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

             For the Years Ended December 31, 2000, 1999 and 1998


                                                                     2000              1999             1998
                                                               -------------      -------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
Financing activities:
  Proceeds from borrowings                                     $      -          $      -           $40,773
  Payments on borrowings                                              -           (27,977)           (6,334)
  Change in deferred financing and
    issuance costs                                                    -                 -            (1,043)
  Issuance of common stock                                            -             4,546                 -
  Purchase of treasury stock                                       (100)                -                 -
                                                               --------          --------           -------
    Net cash provided by (used in) financing
     activities                                                $   (100)         $(23,431)          $33,396
                                                               --------          --------           -------

    Increase (decrease) in cash                                   1,244                44              (925)

Cash and cash equivalents at beginning of year                      299               255             1,180
                                                               --------          --------           -------

Cash and cash equivalents at end of year                       $  1,543          $    299           $   255
                                                               ========          ========           =======

NON-CASH TRANSACTIONS:

During 1999, the Company sold its Appalachian properties and operations in exchange for the release by Den norske Bank of $12.5 million of indebtedness.

During 1998, the Company expanded its holdings in the Gulf by acquiring properties from TECO for $57.7 million. TECO agreed to seller-finance $18.5 million of the purchase price in the form of a promissory note.

The Company declared stock dividends and issued 3,176, 18,442 and 19,842 shares of common stock to holders of the Series 1993 Preferred Stock during 2000, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                       AMERICAN RESOURCES OFFSHORE, INC.

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          American Resources Offshore, Inc. ("ARO"), (formerly known as American Resources of Delaware, Inc.), a Delaware corporation organized on August 14, 1992, was formed to acquire the assets and assume certain liabilities of Standard Oil and Exploration of Delaware, Inc. ("SOE") pursuant to SOE's Chapter 11 Bankruptcy Joint Plan of Reorganization which was consummated effective April 22, 1993.

          ARO is involved in the exploration, development and production of oil and natural gas properties in the Gulf Coast Region offshore Louisiana and Texas. During 1999, ARO sold its Appalachian oil and natural gas properties and operations and wholly-owned subsidiary, Southern Gas Co. of Delaware, Inc. ("Southern Gas"), which was involved in the production, gathering, purchasing, processing, transporting and selling of natural gas in the State of Kentucky. These activities are considered to be one business segment for financial reporting purposes.

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

     (d)  OIL AND NATURAL GAS PROPERTIES

          The Company uses the successful efforts method of accounting for its oil and natural gas operations. The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Significant unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. The costs of individually insignificant unproved leaseholds estimated to be nonproductive are amortized over estimated holding periods based on historical experience. The Company assesses the impairment of capitalized costs of proved oil and natural gas properties and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under this method, the Company generally assesses its oil and natural gas properties on a depletable unit basis utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the

                                                                     (Continued)
          carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows. Impairments of operating assets are included in the balance sheet as adjustments to the oil and natural gas properties asset account. Exploratory dry holes and geological and geophysical charges on exploratory projects are expensed. Depletion of proved leaseholds and amortization and depreciation of the costs of all development and successful exploratory drilling are provided by the unit-of-production method based upon estimates of proved and proved-developed oil and natural gas reserves, respectively, for each property. The estimated costs of dismantling and abandoning offshore site remediation are provided currently using the unit-of-production method. Significant changes in the various estimates discussed above could affect the financial position and results of operations of the Company.

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

                                             ESTIMATED
                                           USEFUL LIVES
                                              (YEARS)
                                              -------
               Pipeline support facilities      7-15
               Field equipment                     7
               Other                             3-7


     (f)  NATURAL GAS MARKETING

          ARO sells all of its current natural gas production through the operators of the properties and uses forward sales contracts from time to time to achieve more predictable cash flows and to reduce the effect of fluctuations in natural gas prices. In total, a loss of $70,374 and $198,000, included in production revenues, was recognized during 2000 and 1999, respectively, relating to losses from hedging transactions; and a gain of $680,114 was recognized during 1998 from hedging transactions. ARO continuously reevaluates its sales contracts in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements. As of December 31, 2000, the Company is not using forward sales contracts or other hedging instruments.


                                                                     (Continued)

     (g)  SIGNIFICANT CUSTOMER CONCENTRATION

          The Company's market area is the Gulf Coast Region. The Company previously maintained a market in the Appalachian Region of Kentucky until August 1, 1999, when the properties and operations of Southern Gas were sold.

          Gulf Coast Region: The Company sells all of its current Gulf Coast oil and natural gas production through contracts administered by the operators of the properties.

     (h)  DEFERRED FINANCING COSTS

          In connection with obtaining credit facilities, the Company has capitalized third party costs directly associated with the closing thereof. The costs are being amortized over the period of the credit facilities. For the years ended December 31, 2000, 1999 and 1998, approximately $0, $1,180,538 and $338,000, respectively, were amortized to expense in connection with these costs.

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

     (j)  STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion 25") and related interpretations. Accordingly, compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     (k)  EARNINGS PER SHARE

          The following table provides a reconciliation between basic and diluted earnings (loss) per share:


                                                                     (Continued)


                                                                              WEIGHTED
                                                                               AVERAGE
                                                                               COMMON            PER
                                                               NET INCOME      SHARES            SHARE
                                                                 (LOSS)      OUTSTANDING        AMOUNT*
                                                               -----------  -------------      ---------
                                                                 (Thousands except share amounts)

                Year Ended December 31, 2000:
                 Basic (loss) per share.............           $   (567)       52,519,359         $(0.01)
                 Diluted (loss) per share...........           $   (567)       52,519,359         $(0 01)
                                                               ========        ==========
                 Year Ended December 31, 1999:
                 Basic earnings per share...........           $ 18,598        16,607,830         $ 1.12
                 Dilutive effect of stock options
                  and convertible preferred stock...                  -           974,845              -
                 Diluted earnings per share.........           --------        ----------         $ 1.06
                                                               $ 18,598        17,582,675
                                                               ========        ==========
                Year Ended December 31, 1998:
                 Basic (loss) per share.............           $(46,224)       10,029,415         $(4.61)
                 Diluted (loss) per share...........           $(46,224)       10,029,415         $(4.61)
                                                               ========        ==========

          *Adjusted for preferred stock dividends of $361, $6,555 and $49,383 for 2000, 1999 and 1998, respectively.

          For 2000 and 1998, the stock options, warrants and Convertible Preferred Stock were not included in the computation of diluted loss per share because the effect of their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share.

     (l)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from the estimates.

(2)  1999 CORPORATE RESTRUCTURING

     On December 2, 1999, ARO closed the sale to Blue Dolphin Exploration Company ("Blue Dolphin Exploration) of 39,509,457 shares of its Common Stock, resulting in Blue Dolphin Exploration owning approximately 75% of the combined voting power of all classes of ARO's voting securities. The purchase price for the shares was $4,517,734 after taking into consideration contractual price adjustments which were determined at the closing of the purchase. The contract between ARO and Blue Dolphin Exploration relating to this transaction is referred to as the "Investment Agreement."

     Also on December 2, 1999, ARO closed the sale to Fidelity Oil Holdings, Inc. ("Fidelity Oil") of 80% of its interest in all of its oil and natural gas properties located in the Gulf of Mexico. The purchase price for the 80% interest was $24,238,318 after taking into consideration contractual price adjustments which were determined at the closing of the purchase. The contract between ARO and Fidelity Oil relating to this transaction is referred to as the "Purchase and Sale Agreement."


                                                                     (Continued)

     Pursuant to the terms of the Investment Agreement and Purchase and Sale Agreement, prior to or at the closing of said agreements, the following transactions were also consummated:

     . ARO sold all of its Appalachian oil and natural gas properties and operations located in Kentucky and Tennessee to Nami Resources Company LLC ("Nami Resources") in exchange for:

               the assumption by Nami Resources of $12.5 million of ARO's indebtedness to Den norske Bank and the release of ARO by Den norske Bank from any further liability on the indebtedness assumed by Nami Resources (the several promissory notes evidencing ARO's senior debt held by Den norske Bank are collectively referred to as the "DnB Note."); and

               ARO's release from any further obligation under its guarantee issued to Austin Energy Funding with respect to the future production rates of wells located on the Appalachian oil and natural gas properties sold to Nami Resources.

          Separately, ARO sold the stock of Southern Gas to an affiliate of one of its former directors in exchange principally for ARO's release from certain liabilities it owed to the former director and his affiliates and SGH's agreement to indemnify ARO for past operations and activities of Southern Gas.

     . The DnB Note and all related security interests and liens were assigned to Blue Dolphin Exploration under terms and conditions more particularly described in Note 3.

     . ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the DnB Note under terms and conditions more particularly described in Note 3.

     . Two holders of approximately 80% of ARO's Series 8% Preferred Stock (the "Preferred Stock"), both of whom were members of ARO's Board of Directors at the time these transactions were approved, converted their preferred shares into shares of our Common Stock in accordance with the existing terms of the Preferred Stock.

     . ARO amended its Amended and Restated Certificate of Incorporation to increase its total authorized capital stock from 53,000,000 to 73,000,000 shares and our authorized Common Stock from 50,000,000 to 70,000,000 shares.

     . ARO amended its Amended and Restated Certificate of Incorporation to eliminate staggered, three-year terms of office for board members.

     . ARO's officers and directors were replaced by persons selected by Blue Dolphin Exploration.

     . ARO entered into a consulting arrangement under which some of its former management personnel will assist its new management selected by Blue Dolphin Exploration with transition matters (see Note 7).


                                                                     (Continued)

     . ARO and Blue Dolphin Services Co. ("Blue Dolphin Services"), an affiliate of Blue Dolphin Exploration, entered into a contractual arrangement for management and administrative services(see Note 7).

     The transactions described above were voted upon and approved or ratified by ARO's stockholders on December 1, 1999.

(3)  LONG-TERM DEBT

     A summary of long-term debt follows:


                                                     DECEMBER 31,    DECEMBER 31,
                                                        2000            1999
                                                    -------------   -------------
                                                       (DOLLARS IN THOUSANDS)

Promissory note, payable to Blue Dolphin
  Exploration pursuant to that certain Fifth
  Amendment to First Amended and Restated
  Credit Agreement (the "Credit Agreement") due
  in full upon the earlier of (i) the occurrence
  of an Event of Default as set out in the Credit
  Agreement, or (ii) December 31, 2005, with no
  interest accruing; provided, however, that the
  note may be released in full on the date on which
  all claims and causes of action asserted against
  the Company in the Subject Litigation set out in
  the Credit Agreement are released and/or
  dismissed with prejudice, secured by all of the           $5,000         $5,000
  Company's oil and natural gas properties                  ======         ======


     Effective August 1, 1999, the Company and DNB entered into a Third Amendment to First Amended and Restated Credit Agreement which combined the original promissory notes under the credit facility and bridge loans, with a current outstanding principal balance of $63,723,000, into two promissory notes: i) a note in the amount of $51,223,000 which was the primary obligation of the Company and is referred to hereunder as the "DnB Note;" and ii) a note in the amount of $12,500,000 which was the primary obligation of Southern Gas and guaranteed by the Company. Under the terms of the Guaranty Agreement entered into between the Company and DNB, the Company would be released from its guarantee of the Southern Gas note at such time as the Appalachian oil and natural gas operations of Southern Gas were sold. The sale of the Appalachian oil and natural gas operations of Southern Gas was completed during the fourth quarter of 1999; therefore, the Company is no longer a guarantor of the loan.

     At the closing of the Investment Agreement with Blue Dolphin Exploration on December 2, 1999, Den norske Bank sold to Blue Dolphin Exploration the DnB Note and all related security interests and liens for the right to receive a contingent, future payment.

     ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the DnB Note if the combined, cumulative net revenues received by ARO and Fidelity Oil that are attributable to ARO's proved oil and natural gas resources in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during


                                                                     (Continued)
     that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and ARO will pay 20%. The payment, if any, is due on March 15, 2002. The Company now estimates that it is probable that a payment to Den norske Bank will be made based upon these terms and has provided for a payable to Den norske Bank in the amount of $550,000 as of December 31, 2000.

     When Blue Dolphin Exploration purchased ARO's DnB Note, it modified the DnB Note and related loan documents so that it:

     . reduced the principal amount ARO owes under the DnB Note to $5.0 million;

     . deferred its right to receive payments under the DnB Note through December 31, 2000, if ARO remains in compliance with the modified loan documents and the Investment Agreement through that same date;

     . agreed to forgive all of the remaining indebtedness, including all principal and interest, under the DnB Note, if ARO remains in compliance with the modified loan documents and the Investment Agreement through December 31, 2000; and

     . agreed to refrain from exercising or enforcing through December 31, 2001, any of its rights that arose because of ARO's defaults under the DnB Note and related liens and loan documentation before they were modified, if ARO remains in compliance with the modified loan documents and the Investment Agreement through December 31, 2001.

     Pursuant to the authorization of the special Committee of the Board of Directors of the Company as a result of two lawsuits in which the Company has been named as a defendant, on December 29, 2000, the Company and Blue Dolphin Exploration entered into a Fifth Amendment to First Amended and Restated Credit Agreement (the "Credit Agreement") which extended the due date of the DnB Note to the the earlier of (i) the occurrence of an Event of Default as set out in the Credit Agreement, or (ii) December 31, 2005, with no interest accruing; provided, however, that the note may be released in full on the date on which all claims and causes of action asserted against the Company in the Subject Litigation set out in the Credit Agreement are released and/or dismissed with prejudice. Simultaneously, the Company executed an Amended Replacement Note in favor of Blue Dolphin Exploration in the amount of $5 Million.

(4)  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:



                                             2000          1999         1998
                                             ----          ----         ----
                                                (Dollars in thousands)
               Current tax expense          $   -          $  -         $   1
                                            =====          ====         =====
               Deferred tax (benefit)       $   -          $  -         $(292)
                                            =====          ====         =====

     The Company's effective tax rate (0%) in 2000 is less than the U.S. federal income tax rate of 34% primarily because of changes to its valuation allowance for deferred tax assets. The Company's effective tax rate (0%) in 1999 is less than the U.S. federal income tax


                                                                     (Continued)
     rate of 34% primarily because of changes to its valuation allowance for deferred tax assets. The Company's effective tax benefit (5%) in 1998 is less than the effective tax rate because of changes to its valuation allowance for deferred tax assets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented as follows:


                                                                          2000               1999
                                                                          ----               ----
                                                                            (DOLLARS IN THOUSANDS)
          Deferred tax assets:
            Net operating loss carryforwards                           $   6,535             $  7,150
            Basis differences in oil and gas properties                      391                1,320
            Basis differences in unconsolidated investee                       -                    -
            Allowance for doubtful accounts                                    -                    -
            Other                                                              -                    -
                                                                       ---------             --------
               Total gross deferred tax assets                             6,926                8,470
          Less - Valuation allowance                                      (6,926)             ( 8,470)
                                                                       ---------             --------
               Net deferred tax assets                                         -                    -

          Deferred tax liabilities:
            Basis differences in oil and gas properties                        -                    -
            Basis differences in property and equipment                        -                    -
            Other                                                              -                    -
                                                                       ---------             --------
               Deferred tax liabilities                                        -                    -

               Net deferred tax asset (liability)                      $       -             $      -
          Current deferred tax asset                                   $       -             $      -
                                                                       =========             ========
          Non-current deferred tax liability                           $       -             $      -


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

     At December 31, 2000, the Company had approximately $17.2 million of net operating loss ("NOL") carryforwards available to offset future taxable income for federal purposes. The carryforwards expire beginning 2019.

     The Tax Reform Act of 1986 significantly limits the amount of NOL available to offset future taxable income when a change of ownership occurs. Such a limitation of the NOL in a given year could prevent the Company from realizing the full benefit of the NOL within the 20 year statutory limit.

(5)  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term nature of these instruments. It is not practical to estimate the fair value of the Company's long term debt.


                                                                     (Continued)

(6)  STOCKHOLDERS' EQUITY

     The Company has authorized seventy million (70,000,000) shares of Common Stock, with 51,282,002 and 52,520,548 shares outstanding at December 31, 2000 and 1999, respectively.

     The Company has authorized one million (1,000,000) shares of Series 1993 Preferred Stock and two million (2,000,000) shares of Preferred Stock subject to designation by the Board of Directors.

     Series 1993 Preferred Stock is convertible into one share of common stock with a liquidation preference of $12 per share. Dividends are payable semiannually at the rate of 8% per share based upon the total number of shares outstanding. A total of 39,682 shares were outstanding at December 31, 2000 and 1999.

     The Company paid dividends on the Series 1993 Preferred Stock through the issuance of 3,176 and 18,442 shares of common stock in 2000 and 1999, respectively.

     In conjunction with the purchase of properties from TECO in 1998, the parties entered into a warrant agreement ("TECO Warrant Agreement") granting TECO warrants to acquire 600,000 shares of common stock of the Company ("First Warrants") at a price of $2.67 per share if the TECO Note was not paid in full by October 1, 1998. Additionally, the TECO Warrant Agreement granted TECO warrants to acquire common stock equal to 10% of the Company's outstanding common stock and options if the TECO Note was not paid in full by October 1, 1998. This percentage increased by an additional 5% on January 1, 1999, and by an additional 5% on April 1, 1999 (collectively, "Secondary Warrants"). The price per share of common stock evidenced by the Secondary Warrants was $.00001. On June 15, 1999, TECO exercised its rights under the Warrant Agreement to acquire 2,004,693 shares of the Company's common stock. By letter dated June 29, 1999, TECO exercised the balance of its Secondary Warrants for 747,159 common shares, and the shares were issued on July 28, 1999. Therefore, a total of 2,751,852 common shares were issued to TECO pursuant to the TECO Warrant Agreement. The 600,000 First Warrants expired by their own terms on July 1, 1999.

     During December 2000, the Company purchased 1,241,722 shares of its common stock in a private transaction for a price of eight cents ($0.08) per share. The Company retired these shares and returned them to authorized but unissued shares effective December 31, 2000.

     On January 15, 2001, the Board of Directors declared dividends payable in common stock on January 22, 2001, to holders of the Series 1993 Preferred Stock totaling 1,588 shares.

     A summary of the status of CSO and non-plan options granted to employees, consultants, officers and directors for the purchase of the Company's common stock follows:


                                                                     (Continued)


                                                                 CSO                     NON-PLAN
                                                                 ---                     --------
                                                                       WEIGHTED                    WEIGHTED
                                                        NUMBER         AVERAGE      NUMBER          AVERAGE
                                                          OF           EXERCISE       OF           EXERCISE
                                                        SHARES          PRICE       SHARES          PRICE
                                                           -             --       --------          ------
             Balance, December 31, 1999                    0             $0        743,987          $ 4.07

             Granted                                       -
             Exercised                                     -              -              -               -
             Terminated                                    -              -              -               -
                                                           -              -       (643,987)          (4.00)
             Balance, December 31, 2000                    -             --       --------          ------

             Weighted average fair value of                0             $0        100,000          $ 4.50
               options granted during 2000                 =             ==       ========          ======

                                                         N/A
                                                         ===



                                                             CSO                         NON-PLAN
                                                             ---                         --------
                                                                   WEIGHTED                        WEIGHTED
                                                    NUMBER          AVERAGE         NUMBER          AVERAGE
                                                      OF            EXERCISE          OF            EXERCISE
                                                    SHARES           PRICE          SHARES           PRICE
                                                  ----------         ------        --------          ------
             Balance, December 31, 1998            1,738,910          $ 5.36         953,987          $ 3.83

             Granted                                       -
             Exercised                                     -               -               -               -
             Terminated                                    -               -               -               -
                                                  (1,738,910)          (5.36)       (210,000)          (3.00)
             Balance, December 31, 1999           ----------          ------        --------          ------

             Weighted average fair value of                0          $    0         743,987          $ 4.07
               options granted during 1999        ==========          ======        ========          ======

                                                     N/A
                                                  ==========

                                                                     (Continued)


                                                              CSO                         NON-PLAN
                                                              ---                         --------
                                                                     WEIGHTED                        WEIGHTED
                                                      NUMBER          AVERAGE       NUMBER           AVERAGE
                                                        OF           EXERCISE         OF             EXERCISE
                                                      SHARES           PRICE         SHARES           PRICE
                                                   ---------          ------       ---------          ------
             Balance, December 31, 1997            1,976,410          $ 5.12       1,143,987          $ 3.83

             Granted                                       -
             Exercised                                     -               -               -               -
             Terminated                                    -               -               -               -
                                                    (237,500)          (3.37)       (190,000)          (3.79)
             Balance, December 31, 1998            ---------          ------       ---------          ------

             Weighted average fair value of        1,738,910          $ 5.36         953,987          $ 3.83
               options granted during 1998         =========          ======       =========          ======



                                                      N/A
                                                   =========

     At December 31, 1998, 1,738,910 CSO options and 783,987 non-plan options were fully vested. The remaining 170,000 non-plan options would have vested over the next one to two years.

     The following is a summary of the status of non-plan options outstanding at December 31, 2000:



                                                 OUTSTANDING OPTIONS               EXERCISBLE OPTIONS
                                                 -------------------               -------------------
                                              WEIGHTED         WEIGHTED                           WEIGHTED
                                              AVERAGE          AVERAGE                            AVERAGE
        EXERCISE                             REMAINING         EXERCISE                           EXERICISE
      PRICE RANGE           NUMBER             LIFE             PRICE          NUMBER               PRICE
      -----------           ------           ---------         --------        ------             --------
         $4.50              100,000             .9              $4.50          100,000               $4.50

(7)  RELATED PARTY TRANSACTIONS

     Significant related party transactions which are not disclosed elsewhere in these consolidated financial statements are discussed in the following paragraphs (see Notes 2, 3 and 6).

     In 1999 and 1998, pursuant to the terms of an employment and stock option agreement, the Company has paid or accrued compensation to the Company's former Chairman, Douglas L. Hawthorne, of $13,750 and $25,500, respectively. Mr. Hawthorne had been assisting Management in various financing transactions.

     In 1999 and 1998, the Company paid $111,442 and $189,260, respectively, to purchase natural gas from a company owned 20% by a former director of the Company, David Fox, Jr., and which participated as a joint venture partner in drilling various wells in the Appalachian area.

     Pursuant to the terms of the Investment Agreement with Blue Dolphin Exploration, ARO and Blue Dolphin Services Co. ("Blue Dolphin Services"), an affiliate of Blue Dolphin Exploration, entered into a contractual arrangement pursuant to which Blue Dolphin


                                                                     (Continued)

     Services will provide management and administrative services to ARO. Blue Dolphin Services will be compensated by ARO at the rate of $83,333 per month for its services.

(8)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into short-term supply and purchase agreements. These agreements can stipulate either a fixed contract price or a floating price based on spot prices.

     Management attempts to schedule deliveries to mitigate any possible adverse effects of changing prices; however, natural gas prices are susceptible to change due to industry supply and demand positions.

     On May 8, 2000, the Company was named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et. al. v. Richard A. Hale, et. al. (Case No. H-02-1371). The Company's former Chief Financial Officer was also named in the lawsuit. The lawsuit alleges, among other things, that H&N Gas was defrauded by the Company in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N Gas alleges unlawful collusion between the Company's prior management and the then president of H&N Gas, Richard Hale ("Hale"), to the detriment of H&N Gas. H&N Gas generally alleges that Hale directed H&N Gas to purchase illusory options from the Company that bore no relation to any physical natural gas business and that the Company did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N Gas further alleges that the Company and Hale colluded with respect to swap transactions that were designed to benefit the Company at the expense of H&N Gas. H&N Gas further alleges civil conspiracy against all the defendants. H&N Gas is seeking approximately $6.15 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against ARO directly. As a result of its conspiracy allegation, H&N Gas also contends that all the defendants are jointly and severally liable for over $62.0 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. The Company intends to vigorously defend this claim. The Company cannot determine the outcome of this matter; however, it does not expect that the outcome will have a material adverse affect on its financial condition or operations.

(9)  OIL AND GAS PRODUCING ACTIVITIES

     The following supplemental information regarding oil and natural gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (the "SEC") and Statement of Financial Accounting Standards No. 69 ("SFAS No. 69"), "Disclosures About Oil and Gas Producing Activities."


                                                                     (Continued)


                                                    2000            1999              1998
                                                    ----            ----              ----
                                                           (DOLLARS IN THOUSANDS)
CAPITALIZED COSTS RELATING TO OIL AND
 GAS PRODUCING ACTIVITIES:
  Proved undeveloped oil and gas properties      $     97         $    351         $  8,590
  Proved oil and gas properties                    13,847           12,167           51,112
  Unproved oil and gas properties                     219            1,124           38,459
  Support equipment and facilities                     57              158           10,547
                                                 --------         --------         --------
                                                   14,220           13,800          108,708

Less accumulated depreciation, depletion,
  amortization, and impairment                     (9,769)          (8,064)         (41,255)

    Net capitalized costs                        $  4,451         $  5,736         $ 67,453
                                                 ========         ========         ========

COSTS INCURRED IN OIL AND GAS PRODUCING
 PROPERTY ACQUISITION, EXPLORATION AND
 DEVELOPMENT ACTIVITIES:
  Property acquisition costs:
    Proved                                              -                -         $ 19,119
    Unproved                                            -                -           43,005
  Exploration costs                                   576            2,415                -
  Development costs                                 1,430              934            9,834
                                                 --------         --------         --------

                                                 $  2,006         $  3,349         $ 71,958
                                                 ========         ========         ========
RESULTS OF OPERATIONS FOR OIL AND GAS
 ACTIVITIES:
  Oil and gas sales                              $  5,233         $ 16,456         $ 26,724
  Gain (loss) on sale of oil and gas
   properties                                          68          (11,653)               -
  Exploration costs                                  (478)          (2,415)          (5,056)
  Production costs                                   (728)          (2,869)          (4,967)
  Depreciation, depletion, and amortization        (1,876)         (11,254)         (13,403)
  Impairment of oil and gas properties               (769)          (2,403)         (34,735)
  Contingent payment on net profits                  (550)               -                -
                                                 --------         --------         --------
    Results of operations for oil and gas
     producing activities (excluding
     corporate overhead)                         $    900         $(14,138)        $(31,437)
                                                 ========         ========         ========

    Depreciation, depletion and amortization
      per Mcfe                                      $1.58            $1.67            $1.55
                                                 ========         ========         ========

     RESERVE QUANTITY INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED):

     The following estimates of proved developed and proved undeveloped reserve quantities, and related standardized measure of discounted net cash flow, are estimates only and have been provided by Ryder Scott Company (all Gulf Coast Region properties for 2000 and all Gulf Coast Region properties except South Timbalier 148 and Ship Shoal 150 for 1999 and 1998), Netherland, Sewell & Associates, Inc. (Gulf Coast Region properties of South Timbalier 148 and Ship Shoal 150 for 1998 and 1999), and Richard M. Russell & Associates, Inc. (Kentucky/Appalachian Region properties), independent engineering



                                                                     (Continued)
     consulting firms. The amounts do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are currently located in the United States in the Gulf Coast Region.

     The success of future development efforts and the amount, timing and costs thereof may significantly increase or decrease the Company's total unproved and proved developed reserve volumes, the "Standardized Measure of Discounted Future Net Flows," and the components and changes therein.

     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids), and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. Natural gas volumes are expressed in millions of cubic feet and oil reserves in thousands of barrels.


                                               2000                        1999                       1998
                                               ----                        ----                      -----
                                         OIL           GAS           Oil         GAS            OIL        GAS
                                         ---           ---           ---         ---            ---        ---
Proved developed and
 undeveloped reserves:
  Beginning of year                      145          4,349          885        49,231        1,385        35,917
  Revisions of previous
   estimates                              99           (741)          29          (843)        (407)       (6,787)
  Purchases of minerals in
   place                                   -              -            -             -          269        25,911
  Extensions and discoveries               1            633            -             -           50         5,506
  Production                             (63)          (812)        (283)       (5,268)        (374)       (9,428)
  Sales and transfers of
   minerals in place                       -              -         (486)      (38,771)         (38)       (1,888)
                                        ----          -----         ----       -------        -----        ------

Total proved developed &
 undeveloped reserves                    182          3,429          145         4,349          885        49,231
                                        ====          =====         ====       =======        =====        ======
Proved developed reserves:

  Beginning of year                       95          2,531          665        38,702        1,092        30,175

  End of year                            180          2,580           95         2,531          665        38,702
                                        ====          =====         ====       =======        =====        ======

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AS OF DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED):

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and natural gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved natural gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income



                                                                     (Continued)
     tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

     For the Gulf Coast, the average crude oil price at year-end 2000 and 1999 used for this calculation was $25.48 and $20.96, respectively, per barrel; and the average natural gas price used was $10.01 and $2.31, respectively. In general, oil and natural gas prices were declining prior to 1999, at which time they began to increase again. Natural gas prices had increased dramatically as of December 31, 2000, as compared with prior periods.

     At December 31, 2000, 1999 and 1998, the Company's future discounted net cash flow from proved reserves was located as follows:


                               GULF COAST        KENTUCKY            TOTAL
                               ----------        --------            -----
                                           (DOLLARS IN THOUSANDS)

            2000               $27,125            $   N/A           $27,125
            1999               $ 6,101            $   N/A           $ 6,101
            1998               $38,033            $13,389           $51,422
                               =======            =======           =======


     At December 31, 2000, 1999 and 1998, the South Timbalier 148 Field accounted for approximately 32%, 31% and 14%, respectively, of the Company's future net cash flows from proved reserves in the Gulf Coast Region. Other fields with a significant percentage of proved reserved at December 31, 2000, were West Cameron 172, Ship Shoal 150, South Timbalier 211 and Galveston 418, with 17%, 11%, 13% and 12%, respectively, of proved reserves.


                                                    2000              1999              1998
                                                   ------            ------            ------
Standard measure of discounted future
 net cash flows at December 31:
  Future cash inflows                             $38,957           $13,096           $110,468
  Future production costs                          (2,333)           (2,642)           (20,206)
  Future development costs                         (1,556)           (2,740)           (10,703)
  Future taxes                                          -                 -             (1,679)
                                                  -------           -------           --------
                                                  $35,068           $ 7,714           $ 77,880

Future net cash flows, 10% annual
 discount for estimated timing of cash
 flows                                             (7,943)           (1,613)           (26,458)

    Standardized measure of discounted
     future net cash flows relating to
     proved gas reserves                          $27,125           $ 6,101           $ 51,422
                                                  =======           =======           ========



                                                                     (Continued)

     The following reconciles the change in the standardized measure of discounted future net cash flows during the years 2000, 1999 and 1998:


                                                            2000               1999                1998
                                                           -------           --------            --------
Beginning of year                                          $ 6,101           $ 51,422            $ 47,773
Sales of oil and gas produced, net of
 production costs                                           (4,575)           (13,587)            (21,833)
Net changes in prices and production costs                  24,437             13,097              (8,315)
Extensions and discoveries                                   3,997                  -               4,436
Revisions of previous quantity estimates                      (913)            (1,342)             (7,422)
Change from purchases of minerals in place                       -                  -              35,666
Change from sale and transfers of minerals in
 place                                                           -            (49,681)             (2,812)
Changes in future development                               (1,042)              (478)             (1,295)
Changes in future taxes                                          -                  -                 937
Accretion of discount                                          610              5,142               4,777
Changes in timing and other                                 (1,490)             1,528                (490)
                                                           -------           --------            --------
     End of year                                           $27,125           $  6,101            $ 51,422
                                                           =======           ========            ========

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            AMERICAN RESOURCES OFFSHORE, INC.



                            BY: /S/ IVAR SIEM
                               -------------------------------------------
                               IVAR SIEM
                               PRESIDENT, CEO AND CHAIRMAN
DATE:   MARCH 29, 2001
       ---------------


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.


             SIGNATURE                                                       Date
             ---------                                                       ----




   /s/ Ivar Siem                                                        March 29, 2001
-------------------------------------                                   --------------
   Ivar Siem, President
   (Chief Executive Officer)


   /s/ G. Brian Lloyd                                                   March 29, 2001
-------------------------------------                                   --------------
   G. Brian Lloyd, Vice President
   (Chief Accounting Officer)


   /s/ Michael J. Jacobson                                              March 29, 2001
-------------------------------------                                   --------------
   Michael J. Jacobson, Director


   /s/ John P. Atwood                                                   March 29, 2001
-------------------------------------                                   --------------
   John P. Atwood, Director


   /s/ Andrew R. Agosto                                                 March 29, 2001
-------------------------------------                                   --------------
   Andrew R. Agosto, Director


   /s/ Douglas L. Hawthorne                                             March 29, 2001
-------------------------------------                                   --------------
   Douglas L. Hawthorne, Director

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

3.01       By-Laws of ARO, as amended (incorporated by reference to
           Exhibit 3.2 to ARO's Form 10-SB).                                           *

3.02       Copy of the Certificate eliminating the Series B Preferred Stock
           (incorporated by reference to Exhibit 3.11 to ARO's Form 8-K filed on
           April 24, 1997).                                                            *

3.03       Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.3 to ARO's Report on Form 8-K dated December
           10, 1999).                                                                  *

4.01       Specimen Common Stock Certificate (incorporated by reference to
           Exhibit 4.1 to the ARO's Form 10-SB).                                       *

4.02       Specimen Preferred Stock Certificate (incorporated by reference to
           Exhibit 4.2 to ARO's Form 10-SB).                                           *


10.01     Copy of the First Amended and Restated Credit Agreement between ARO and Den norske Bank, AS (incorporated by reference to Exhibit 10.86 to
          ARO's Form 8-K filed on November 19, 1997).                                  *

10.02     Promissory Note from American Resources Offshore, Inc. in favor of
          TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.90 to
          ARO's Form 8-K filed on March 16, 1998).                                     *

10.03     Warrant Agreement between American Resources of Delaware, Inc. and
          TECO Oil & Gas, Inc. (incorporated by reference to Exhibit 10.91 to
          ARO's Form 8-K filed on March 16, 1998).                                     *




EXHIBIT
NUMBER                        DESCRIPTION                                           PAGE NO.


10.04     First Amendment to First Amended and Restated Credit Agreement dated
          March 5, 1998 between American Resources of Delaware, Inc., Southern
          Gas Co. of Delaware, Inc., American Resources Offshore, Inc. and DNB
          Energy Assets, Inc. (incorporated by reference to Exhibit 10.92 to
          ARO's Report on Form 10-Q for the quarterly period ending March 31,
          1998).                                                                       *

10.05     Amended Purchase and Sale Agreement between American Resources of
          Delaware, Inc., American Resources Offshore, Inc, TECO Oil & Gas, Inc.
          and TECO Energy, Inc. (incorporated by reference to Exhibit 10.93 to
          ARO's Report on Form 8-K/A2 filed on May 19, 1998).                          *

10.06     Intercreditor Agreement between American Resources of Delaware, Inc.,
          American Resources Offshore, Inc., Southern Gas Co. of Delaware, Inc.,
          TECO Oil & Gas, Inc. and DNB Energy Assets, Inc. (incorporated by reference to Exhibit 10.94 to ARO's Report on Form 8-K/A2 filed on May
          19, 1998).                                                                   *

10.07     Asset Purchase Agreement between Southern Gas Co. of Delaware, Inc.
          and Nami Resources Company, LLC (incorporated by reference to Exhibit
          10.100 to ARO's Report on Form 8-K dated November 9, 1999).                  *

10.08     Stock Purchase Agreement between American Resources Offshore, Inc. and
          Southern Gas Holding, LLC (incorporated by reference to Exhibit 10.101
          to ARO's Report on Form 8-K dated November 9, 1999).                         *

10.09     Investment Agreement by and between American Resources Offshore, Inc.
          and Blue Dolphin Exploration Company, as amended (incorporated by reference to Exhibit 99.1 to ARO's Report on Form 8-K dated December
          17, 1999).                                                                   *

10.10     Purchase and Sale Agreement between American Resources Offshore, Inc.
          and Fidelity Oil Holdings, Inc., as amended (incorporated by reference
          to Exhibit 99.2 to ARO's Report on Form 8-K dated December 17, 1999).        *


10.11     Management and Administrative Services Agreement by and between Blue
          Dolphin Services, Inc. and American Resources Offshore, Inc.
          (incorporated by reference to Exhibit 99.5 to ARO's Report on Form 8-K
          dated December 17, 1999).                                                    *




EXHIBIT
NUMBER                        DESCRIPTION                                           PAGE NO.



10.12     Fourth Amendment to First Amended and Restated Credit Agreement
          (incorporated by reference to Exhibit 99.6 to ARO's Report on Form
          8-K dated December 17, 1999).                                                *

10.13     Consent, Acknowledgment and Ratification (incorporated by reference to
          Exhibit 99.7 to ARO's Report on Form 8-K dated December 17, 1999).           *

10.14     Consulting Agreement (incorporated by reference to Exhibit 99.8 to
          ARO's Report on Form 8-K dated December 17, 1999).                           *

10.15     Fifth Amendment to First Amended and Restated Credit Agreement.             65


* Previously filed