Form 10-Q
period 2001-03-31
AMERICAN RESOURCES OFFSHORE INC
filed 2001-05-15
CIK 899717

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ____.

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

                  YES  XX                   NO
                     ------                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

         On April 30, 2001, 51,283,590 shares of the Registrant's common stock, par value $.00001 per share, were issued and outstanding and 39,682 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

                            AMERICAN RESOURCES OFFSHORE, INC.
                                       FORM 10-Q

                          FOR THE QUARTER ENDED MARCH 31, 2001

                                         INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I            -        FINANCIAL INFORMATION                                                               1

Item 1            -        Financial Statements (unaudited)                                                    1

                           Condensed Consolidated Balance Sheets -
                           March 31, 2001 and December 31, 2000                                                2

                           Condensed Consolidated Statements of Operations -
                           Three Months Ended March 31, 2001 and 2000                                          3

                           Condensed Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2001 and 2000                                          4

                           Notes to Condensed Consolidated Financial Statements                                5

Item 2            -        Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                         6

Item 3            -        Quantitative and Qualitative Disclosures About Market Risks                        11

PART II           -        OTHER INFORMATION                                                                  11

Item 6            -        Exhibits and Reports on Form 8-K                                                   12

                           Signature                                                                          13


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

                        AMERICAN RESOURCES OFFSHORE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                       MARCH 31, 2001                  DECEMBER 31, 2000
                                                                       --------------                  -----------------
                                                                        (UNAUDITED)
                                                                                   (DOLLARS IN THOUSANDS)
Current assets:
 Cash and cash equivalents                                                 $1,875                            $ 1,543
 Accounts and notes receivable, net                                         1,726                              1,164
 Prepaid expenses and other                                                    17                                 17
                                                                         --------                           --------
      Total current assets                                                  3,618                              2,724
                                                                         --------                           --------

Oil and gas properties, at cost
 (successful efforts method)                                               14,388                             14,163
Property and equipment, at cost                                                57                                 57
                                                                         --------                           --------
                                                                           14,445                             14,220

Less accumulated depreciation,
 depletion and amortization                                               (10,232)                           ( 9,769)
                                                                         --------                           --------
      Net property and equipment                                            4,213                              4,451

      Total Assets                                                         $7,831                             $7,175
                                                                         ========                           ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                                                      $119                               $106
 Accrued expenses and other                                                 1,483                                772
                                                                         --------                           --------
      Total current liabilities                                             1,602                                878

Long-term debt, excluding current portion                                   5,000                              5,000
Other non-current liabilities                                                   -                                550

Stockholders' equity:
 Convertible preferred stock                                                  322                                322
 Common stock                                                                   1                                  1
 Additional paid-in capital                                                28,120                             28,120
 Retained earnings (deficit)                                              (27,214)                           (27,696)
                                                                         --------                           --------
    Total stockholders' equity                                              1,229                                747
                                                                         --------                           --------

    Total liabilities and stockholders' equity                             $7,831                             $7,175
                                                                         ========                           ========


See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                            2001                               2000
                                                                            ----                               ----
                                                                                     (DOLLARS IN THOUSANDS,
                                                                                       EXCEPT SHARE DATA)
Operating revenues:
 Oil and gas production                                                    $1,790                              $ 925
                                                                       ----------                         ----------
                                                                            1,790                                925
                                                                       ----------                         ----------

Operating expenses:
 Oil and gas production                                                       206                                142
 Exploration costs                                                              7                                 19
 Depreciation, depletion and                                                  544                                355
  amortization                                                                411                                329
                                                                       ----------                         ----------
Administrative expenses and other                                           1,168                                845
                                                                       ----------                         ----------
     Operating income                                                         622                                 80
                                                                       ----------                         ----------

Other income (expense):
 Interest income (expense)                                                     10                                  9
 Other income (loss), including gain (loss) on                               (150)                                25
                                                                       ----------                         ----------
     Income (loss) before income
      tax expense                                                             482                                114

Income tax expense                                                              -                                  -
                                                                       ----------                         ----------
     Net income                                                              $482                               $114

Preferred dividends                                                             -                                  -
                                                                       ----------                         ----------
Net income attributable
 to common shares                                                            $482                               $114
                                                                       ==========                         ==========
Per common share:
 Basic                                                                     $ 0.01                             $ 0.00
                                                                       ==========                         ==========
Weighted average number of common
 shares outstanding                                                    51,283,343                         52,521,342
                                                                       ==========                         ==========

 Diluted                                                                   $ 0.01                             $ 0.00
                                                                       ==========                         ==========

Weighted average number of common shares
 And dilutive potential common shares                                  51,323,025                         52,561,024
                                                                       ==========                         ==========


See accompanying notes to condensed, consolidated financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.
                                 AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                                   ---------

                                                                                          2001                    2000
                                                                                          ----                    ----
                                                                                             (DOLLARS IN THOUSANDS)
Net cash provided by operating activities                                                  $638                   $240
                                                                                         ------                   ----
Investing activities:
 Purchases of oil and gas property and equipment                                           (306)                     -
 Proceeds from sale of assets                                                                 -                     25
                                                                                         ------                   ----

      Net cash provided by (used in) investing activities                                $(306)                   $ 25
                                                                                         ------                   ----

Financing activities                                                                         -                       -
                                                                                         ------                   ----

      Net change in cash                                                                    332                    265

Cash and cash equivalents at beginning of period                                          1,543                    299
                                                                                         ------                   ----

Cash and cash equivalents at end of period                                               $1,875                   $564
                                                                                         ======                   ====


NON-CASH TRANSACTIONS:

The Company declared stock dividends and issued 1,588 and 1588 shares of common stock to holders of the Series 1993 Preferred Stock during the three months ended March 31, 2001 and 2000, respectively.


See accompanying notes to condensed, consolidated financial statements.

(1)      CONTINGENCIES

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

         At the closing of the Investment Agreement with Blue Dolphin Exploration on December 2, 1999, Den norske Bank sold to Blue Dolphin Exploration its promissory note due from ARO and all related security interests and liens. Blue Dolphin Exploration reduced the amount the Company owes under the note to $5.0 million.

         ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the note if the combined, cumulative net revenues received by ARO and Fidelity Oil that are attributable to ARO's proved oil and natural gas resources in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and ARO will pay 20%. The payment, if any, is due on March 15, 2002. The Company now estimates that it is probable that a payment to Den norske Bank will be made based upon these terms and has provided for a payable to Den norske Bank in the amount of $700,000 as of March 31, 2001. This estimate is subject to change based on the actual results which occur during the year ending December 31, 2001.

         Pursuant to the authorization of the special Committee of the Board of Directors of the Company as a result of two lawsuits in which the Company has been named as a defendant, on December 20, 2000, the Company and Blue Dolphin Exploration entered into a Fifth Amendment to First Amended and Restated Credit Agreement (the "Credit Agreement") which extended the due date of the Den norske Bank Note to the earlier of (i) the occurrence of an Event of Default as set out in the Credit Agreement, or (ii) December 31, 2005, with no interest accruing; provided, however, that the note may be released in full on the date on which all claims and causes of action asserted against the Company in the Subject Litigation set out in the Credit Agreement are released and/or dismissed with prejudice. Simultaneously, the Company executed an Amended Replacement Note in favor of Blue Dolphin Exploration in the amount of $5 Million.

(2)      EARNINGS PER SHARE

         The following table provides reconciliation between basic and diluted earnings per common share (in thousands except share amounts).


                                                        Quarter ended                                Quarter ended
                                                        March 31, 2001                               March 31, 2000
                                        ---------------------------------------------------------------------------
                                                                                   Net
                                         Net                     Per Share        Share                      Per
                                        Income       Shares       Amount         (Income)     Shares       Amount
                                        ------       ------      ---------       --------     ------       ------
Basic earnings per share
  Income available to
    common stockholders                  $482      51,283,343      $0.01           $114     52,521,342      $0.00

Potential common shares                     -          39,682                         -         39,682
                                         ----      ----------      -----           ----     ----------

Diluted earnings per share
  Income available to
    common stockholders                  $482      51,323,025      $0.01           $114     52,561,024      $0.00
                                         ====      ==========      =====           ====     ==========      =====



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 2001 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Some of the risks which could affect future results and could cause actual results to differ materially from those expressed in forward-looking statements in this Report include:

         -        the volatility of oil and natural gas prices;

         -        the uncertainty of estimates of oil and natural gas reserves;

         -        the impact of competition;

         - difficulties encountered during the exploration for and production of oil and natural gas;

         -        changes in customer demand;

         -        the uncertainty of ARO's ability to attract necessary capital;

         - changes in the extensive government regulations regarding the oil and natural gas business; and

         -        compliance with environmental regulations.

ARO's forward-looking statements speak only as of the date of this Report. ARO disclaims any obligation or undertaking to update any forward-looking statements to reflect any changes in ARO's expectations or with regard to any changes in events, circumstances or conditions on which ARO's forward-looking statements are based. Additional important factors that could cause actual results to differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 10-K which ARO filed with the Securities and Exchange Commission on March 29, 2001.

         RECENT DEVELOPMENTS

         During 2000, the Company participated in the drilling of successful exploratory wells in High Island Area Block 37 and Galveston Area Block 418. We own a 3.33% working interest in two wells drilled in the High Island Block 37 which began producing in December 2000 and is currently producing at the combined rate of 14 MMcf of natural gas per day and 83 Bbls of condensate per day. We own a 6% working interest in one well drilled and completed in Galveston Area Block 418 which is expected to commence production in June 2001 at a rate of 7 MMcf of natural gas per day.

         During the second quarter of 2000, ARO's Board of Directors formed a special committee for the purpose of evaluating the possible exchange of ARO's outstanding common stock and preferred stock for shares of the common stock of Blue Dolphin Energy Company ("Blue Dolphin"). The special committee is made up of ARO's directors who are not affiliated with Blue Dolphin. In April 2001, the special committee met with management of Blue Dolphin to discuss a possible transaction. Currently discussions are ongoing.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

         REVENUES. Revenues from oil and gas production increased 94% to $1.8 million for the quarter ended March 31, 2001 ("current period") from $.9 million in the quarter ended March 31, 2000 ("previous period"). The increase in oil and gas production revenue was due to a 63% increase in commodity prices received on an Mcf of gas equivalent basis ("Mcfe") and a 19% increase in production volumes on an Mcfe basis attributable to successful exploration and development activities in 2000. Oil production for the current quarter included a negative volume and value adjustment of 4 MBbls and $24,000 respectively for a prior pipeline imbalance allocation. This adjustment is not included in the table below.

          The following table summarizes production volumes, average sales prices and period-to-period comparisons for ARO's oil and gas operations for the periods indicated:


                                                                             THREE MONTHS ENDED                   %
                                                                                  MARCH 31                     INCREASE
                                                                            2001              2000            (DECREASE)
                                                                            ----              ----            ----------
         Production volumes:
           Natural gas (MMcf*)....................................           238               153               56%
           Oil (MBbls*)...........................................            12                18              (33%)
           Total (MMcfe*).........................................           310               261               19%
         Average sale prices:*
           Natural gas (per Mcf*).................................         $6.32             $2.88              119%
           Oil (per Bbl*).........................................        $26.62            $26.75                0%
           Per Mcfe*..............................................         $5.77             $3.54               63%
         Expenses (per Mcfe*):
           Lease operating (including production taxes)...........         $0.66             $0.54               22%
           Depreciation, depletion and amortization...............         $1.75             $1.36               29%
           Administrative.........................................         $1.33             $1.26                6%


  *(MMcf = million cubic feet; Mbl = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel)

         OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased 45% in the current period to $206,000 from $142,000 in the previous period due to production from an additional lease in the current period, as well as upgrades of production facilities. Oil and gas production expense was $0.66 per Mcfe in the current period as compared to $0.54 in the previous period.

         ADMINISTRATIVE EXPENSE. Administrative expense increased 25% to $411,000 in the current period compared to $329,000 in the previous period primarily due to increased legal expenses of $74,000 associated with the legal proceedings the Company is involved in (see Part II, Item 1. Legal Proceedings).

          DEPRECATION, DEPLETION AND AMORTIZATION EXPENSE. Depreciation, Depletion and Amortization expense increased 53% to $544,000 for the current period from $355,000 in the previous period due primarily to increased gas production associated with a new exploratory field, which began producing in December 2000.

LIQUIDITY AND CAPITAL RESOURCES:

         The following table summarizes our financial position at March 31, 2001 and December 31, 2000 (amounts in thousands):


                                                                MARCH 31, 2001                 DECEMBER 31, 2000
                                                                --------------                ------------------
                                                             AMOUNT             %            AMOUNT             %
                                                             ------           ----           ------           ----
Working Capital                                              $2,016            32%           $1,846            29%
Property and equipment, net                                   4,213            68%            4,451            71%
                                                             ------           ----           ------           ----
Total                                                        $6,229           100%           $6,297           100%
                                                             ======           ====           ======           ====

Long term debt                                               $5,000            80%           $5,000            79%
Other non-current liabilities                                     -             -               550             9%
Shareholders equity                                           1,229            20%              747            12%
                                                             ------           ----           ------           ----
Total                                                        $6,229           100%           $6,297           100%
                                                             ======           ====           ======           ====



NET CASH ACTIVITY:                                   QUARTER ENDING MARCH 31
                                                              2001
                                                              ----
Net cash provided by (used in):

     Operating activities                                     $ 638
     Investing activities                                      (306)
     Financing activities                                         -
                                                              -----
Net increase in cash                                          $ 332
                                                              =====


         Immediately after the sale of the 80% interest in our Gulf of Mexico properties in December 1999, the Company paid Den norske Bank $27.0 million incurred under our credit facility. Blue Dolphin Exploration acquired from Den norske Bank the remaining portion of the debt that was outstanding under our credit facility; and the Company entered into an amendment to its credit agreement wherein Blue Dolphin Exploration agreed, among other things, to reduce the balance due on the debt to $5.0 million and to forgive all of the remaining indebtedness, including all principal and interest, if the Company remained in compliance with the modified loan documents and the Investment Agreement through December 31, 2000. As a result of the two lawsuits filed against us (see Part II, Item 1, "Legal Proceedings", included in this report), to the extent of any liability that could come out of them, an event of default occurred. Therefore, pursuant to the authorization of the Special Committee of the Board of Directors, on December 29, 2000, the
Company entered into another amendment to the credit agreement which extended the due date of the $5.0 million to the earlier of (i) the occurrence of an event of default as set out in the amended credit agreement, or
(ii) December 31, 2005, with no interest accruing; provided, however, that the debt may be released in full on the date on which all claims and causes asserted against the Company in the subject litigation set out in the amended credit agreement are released and/or dismissed with prejudice.
Simultaneously, the Company executed a replacement note in favor of Blue Dolphin Exploration in the amount of $5.0 million.

         Pursuant to the terms of the Note Purchase Agreement between DnB Energy Assets, Den norske Bank, Blue Dolphin Exploration and Fidelity Oil, it was agreed that Den norske Bank will be entitled to receive a possible future payment for its assignment of the debt if the combined, cumulative net revenues received by the Company and Fidelity Oil that are attributable to our proved oil and natural gas reserves in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and 20% will be paid by the Company. The payment, if any, is due on March 15, 2002. The Company now estimates that it is probable that a payment to Den norske Bank will be made based upon these terms and current market conditions. The Company has provided for a payable to Den norske Bank in the amount of $700,000 as of March 31, 2001. This estimate is subject to change based on actual results which occur during the year ending December 31, 2001.

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

         During the first quarter of 2001, ARO expended approximately $306,000 in its exploration and development program. ARO will evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest and use the proceeds to participate at a reduced interest.

         ARO continuously reevaluates the use of forward sales contracts for gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. These arrangements are settled on a monthly basis. At March 31, 2001, ARO had no open forward sales contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There have been no material changes in market risks since December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On May 13, 1998, the Company and its former subsidiary, Southern Gas, were named as defendants in a lawsuit filed by Wright Enterprises asserting successor liability to certain alleged obligations of Southern Gas Company, Inc., the company from which ARO purchased the Kentucky operations that it sold in 1999. On November 8, 1999, a summary judgment was entered in the favor of the Company. The summary judgment has since been appealed by the Trustee for Wright Enterprises to the United States District Court for the Eastern District of Kentucky. That appeal remains pending; however, the Company believes that it will be successful in the defense of this matter and that the litigation will have no material impact on its financial condition, operating results or cash flows.

         On May 8, 2000, the Company was named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N GAS, LIMITED PARTNERSHIP, et. al. v. RICHARD A. HALE, et. al. (Case No. H-02-1371). The Company's former Chief Financial Officer was also named in the lawsuit. The lawsuit alleges, among other things, that H&N Gas was defrauded by the Company in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N Gas alleges unlawful collusion between prior management of the Company and the then president of H&N Gas, Richard Hale ("Hale"), to the detriment of H&N Gas. H&N Gas generally alleges that Hale directed H&N Gas to purchase illusory options from the Company that bore no relation to any physical natural gas business and that the Company did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N Gas further alleges that the Company and Hale colluded with respect to swap transactions that were designed to benefit the Company at the expense of H&N Gas. H&N Gas further alleges civil conspiracy against all the defendants. H&N Gas is seeking approximately $6.15 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against ARO directly. As a result of its conspiracy allegation, H&N Gas also contends that all the defendants are jointly and severally liable for over $62.0 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. The Company intends to vigorously defend this claim. The Company cannot determine the outcome of this matter; however, it does not expect that the outcome will have a material adverse affect on its financial condition or operations.

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


                                       AMERICAN RESOURCES OFFSHORE, INC.


Date:  May 15, 2001                    By: /s/ G. Brian Lloyd
      -------------                        ------------------
                                           G. Brian Lloyd
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)