Form 10-Q
period 2001-06-30
AMERICAN RESOURCES OFFSHORE INC
filed 2001-08-14
CIK 899717

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.

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

         On August 3, 2001, 51,285,178 shares of the Registrant's common stock, par value $.00001 per share, were issued and outstanding and 39,682 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

                        AMERICAN RESOURCES OFFSHORE, INC.
                                    FORM 10-Q

                       For the Quarter Ended June 30, 2001

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I   -     FINANCIAL INFORMATION                                           1

Item 1   -     Financial Statements (unaudited)                                1

               Condensed Balance Sheets -
               June 30, 2001 and December 31, 2000                             2

               Condensed Statements of Operations -
               Three & Six Months Ended June 30, 2001 and June 30, 2000        3

               Condensed Statements of Cash Flows -
               Six Months Ended June 30, 2001 and June 30, 2000                4

               Notes to Condensed Financial Statements                         5

Item 2   -     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           7

Item 3   -     Quantitative and Qualitative Disclosures About Market Risks    14

PART II  -     OTHER INFORMATION                                              15

Item 6   -     Exhibits and Reports on Form 8-K                               16

               Signature                                                      17

                        AMERICAN RESOURCES OFFSHORE, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements of American Resources Offshore, Inc. ("ARO" or "Company") included herein have been prepared by ARO, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. ARO follows the successful efforts method of accounting for oil and gas properties wherein costs incurred in the acquisition and successful exploration and development of oil and gas reserves are capitalized, and other costs are expensed as incurred. ARO believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

                        AMERICAN RESOURCES OFFSHORE, INC.
                            CONDENSED BALANCE SHEETS



                                               June 30, 2001   December 31, 2000
                                               -------------   -----------------
                                                (Unaudited)
                                                -----------
                                                   (Dollars in thousands)
              ASSETS

Current assets:
 Cash and cash equivalents                       $  3,496          $  1,543
 Accounts and notes receivable, net                   756             1,164
 Prepaid expenses and other                            17                17
                                                 --------          --------
      Total current assets                          4,269             2,724
                                                 --------          --------


Oil and gas properties, at cost
 (successful efforts method)                       14,335            14,163
Property and equipment, at cost                        57                57
                                                 --------          --------
                                                   14,392            14,220


Less accumulated depreciation,
 depletion and amortization                       (10,546)           (9,769)
                                                 --------          --------
      Net property and equipment                    3,846             4,451
                                                 --------          --------

      Total assets                               $  8,115          $  7,175
                                                 ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable-trade                          $     10          $    106
 Accrued expenses and other                         1,608               772
 Dividends payable                                  1,026              --
                                                 --------          --------
      Total current liabilities                     2,644               878



Long-term debt, excluding current portion           5,000             5,000
Other non-current liabilities                        --                 550

Stockholders' equity:
 Convertible preferred stock                          322               322
 Common stock                                           1                 1
 Additional paid-in capital                        28,120            28,120
 Retained earnings (deficit)                      (27,972)          (27,696)
                                                 --------          --------
      Total stockholders' equity                      471               747
                                                 --------          --------


Total liabilities and stockholders' equity       $  8,115          $  7,175
                                                 ========          ========






See accompanying footnotes to condensed financial statements.


                        AMERICAN RESOURCES OFFSHORE, INC.

                 CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                   Quarter Ended                  Six Months Ended
                                                      June 30                         June 30
                                                      -------                         -------
                                                2001            2000            2001            2000
                                                ----            ----            ----            ----
                                                     (Dollars in thousands, except share data)

Operating revenues:
 Oil and gas production                    $      1,462    $      1,018    $      3,252    $      1,943
                                           ------------    ------------    ------------    ------------

                                                  1,462           1,018           3,252           1,943
                                           ------------    ------------    ------------    ------------
Operating expenses:
 Oil and gas production                             236             180             442             321
 Exploration costs                                    5             131              12             150
 Depreciation, depletion and
  amortization                                      446             337             990             692
 Administrative expenses                            376             363             786             693
                                           ------------    ------------    ------------    ------------
                                                  1,063           1,011           2,230           1,856
                                           ------------    ------------    ------------    ------------

     Operating income                               399               7           1,022              87

Other income (expense):
 Interest income                                     18               6              28              15
 Gain on sale of assets                            --                44            --                69
 Other                                             (150)             (8)           (300)             (8)
                                           ------------    ------------    ------------    ------------
                                                   (132)             42            (272)             76
                                           ------------    ------------    ------------    ------------
     Income before income
      tax expense                                   267              49             750             163

Income tax expense                                 --              --              --              --
                                           ------------    ------------    ------------    ------------

     Net income                                     267              49             750             163


Preferred dividends                                --              --              --              --
                                           ------------    ------------    ------------    ------------

Net income attributable
 to common shares                          $        267    $         49    $        750    $        163
                                           ============    ============    ============    ============

Per common share:
 Basic                                     $        .01    $       --      $        .01    $       --
                                           ============    ============    ============    ============

Weighted average number of common
 shares outstanding                          51,283,590      52,522,136      51,283,467      52,521,743
                                           ============    ============    ============    ============

 Diluted                                   $        .01    $       --      $        .01    $       --
                                           ============    ============    ============    ============

Weighted average number of common shares
 and dilutive potential common shares        51,323,272      52,561,818      51,323,149      52,561,425
                                           ============    ============    ============    ============


See accompanying footnotes to condensed financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                             Six months ended
                                                                 June 30,
                                                                 --------
                                                             2001       2000
                                                             ----       ----
                                                          (Dollars in thousands)

Net cash provided by operating activities                   $ 2,340    $   418
                                                            -------    -------

Investing activities:
 Purchases of oil and gas property and equipment               (387)      --
 Proceeds from sale of assets                                  --          145
 Other                                                         --            6
                                                            -------    -------

      Net cash provided by (used in) investing activities      (387)       151
                                                            -------    -------
Financing activities
  Other                                                        --          (11)
                                                            -------    -------
      Net cash used in financing activities                    --          (11)
                                                            -------    -------

      Net change in cash                                      1,953        558
                                                            -------    -------

Cash and cash equivalents at beginning of period              1,543        299
                                                            -------    -------

Cash and cash equivalents at end of period                  $ 3,496    $   857
                                                            =======    =======

Non-Cash Transactions:

The Company declared stock dividends and issued 1,588 shares of common stock to holders of the Series 1993 Preferred Stock for each of the six month periods ended June 30, 2001 and 2000, respectively.






See accompanying footnotes to condensed financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

             FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

                                  JUNE 30, 2001

(1)      Contingencies

         On December 2, 1999, ARO closed the sale to Blue Dolphin Exploration Company ("Blue Dolphin Exploration") of 39,509,457 shares of its common stock, resulting in Blue Dolphin Exploration owning approximately 75% of the combined voting power of all classes of ARO's voting securities. The contract between ARO and Blue Dolphin Exploration relating to this transaction is referred to as the "Investment Agreement."

         Also on December 2, 1999, ARO closed the sale to Fidelity Oil Holdings, Inc. ("Fidelity Oil") of 80% of its interest in all of its oil and gas properties located in the Gulf of Mexico. The contract between ARO and Fidelity Oil relating to this transaction is referred to as the "Purchase and Sale Agreement."

         At the closing of the Investment Agreement with Blue Dolphin Exploration on December 2, 1999, Den norske Bank sold to Blue Dolphin Exploration its promissory note due from ARO and all related security interests and liens. Contemporaneously with the purchase of the note, Blue Dolphin Exploration reduced the amount the Company owes under the note to $5.0 million.

         ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the note if the combined, cumulative net revenues received by ARO and Fidelity Oil that are attributable to ARO's proved oil and natural gas resources in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and ARO will pay 20%. The payment, if any, is due on March 15, 2002. As of June 30, 2001, the Company now estimates that it is probable that a payment to Den norske Bank will be made based upon these terms and has provided for a payable to Den norske Bank in the amount of $850,000. This estimate is subject to change based on the actual results which occur during the year ending December 31, 2001.

         Pursuant to the authorization of the special Committee of the Board of Directors of the Company as a result of two lawsuits in which the Company has been named as a defendant, on December 20, 2000, the Company and Blue Dolphin Exploration entered into a Fifth Amendment to First Amended and Restated Credit Agreement (the "Credit Agreement") which extended the due date of the Blue Dolphin Exploration note to the earlier of (i) the occurrence of an Event of Default as set out in the Credit Agreement, or (ii) December 31, 2005, with no interest accruing; provided, however, that the note may be released in full on the date on which all claims and causes of action asserted against the Company in the subject litigation set out in the Credit Agreement are released and/or dismissed with prejudice. Simultaneously, the Company executed an Amended Replacement Note in favor of Blue Dolphin Exploration in the amount of $5 million.


                        AMERICAN RESOURCES OFFSHORE, INC.

             FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                   (Continued)

(2)      Earnings Per Share

         The following table provides a reconciliation between basic and diluted earnings per common share (in thousands except share amounts).

                                          Quarter ended                         Quarter ended
                                          June 30, 2001                          June 30, 2000
                             ------------------------------------   ------------------------------------
                                 Net                   Per Share        Net                   Per Share
                               Income       Shares       Amount       Income       Shares       Amount
                             ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per share
  Income available to
    common stockholders      $      267   51,283,590   $     0.01   $       49   52,522,136   $     0.00

Potential common shares            --         39,682                      --         39,682
                             ----------   ----------                ----------   ----------

Diluted earnings per share
  Income available to
    common stockholders      $      267   51,323,272   $     0.01   $       49   52,561,818   $     0.00
                             ==========   ==========   ==========   ==========   ==========   ==========






                                        Six Months ended                       Six Months ended
                                          June 30, 2001                          June 30, 2000
                             ------------------------------------   ------------------------------------
                                 Net                   Per Share        Net                   Per Share
                               Income       Shares       Amount       Income       Shares       Amount
                             ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per share
  Income available to
    common stockholders      $      750   51,283,467   $     0.01   $      163   52,521,743   $     0.00

Potential common shares            --         39,682                      --         39,682
                             ----------   ----------                ----------   ----------

Diluted earnings per share
  Income available to
    common stockholders      $      750   51,323,149   $     0.01   $      163   52,561,425   $     0.00
                             ==========   ==========   ==========   ==========   ==========   ==========



(3)      Common Stock Dividend

         On June 20, 2001, the Company's Board of Directors declared a special cash dividend of $0.02 per share on its common stock, par value $0.00001 per share. The dividend was paid on July 12, 2001, to stockholders of record on July 2, 2001.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995:

         This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 2001 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Some of the risks which could affect future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report include:

|X|      the volatility of oil and natural gas prices;

|X|      the uncertainty of estimates of oil and natural gas reserves;

|X|      the impact of competition;

|X| difficulties encountered during the exploration for and production of oil and natural gas;

|X|      changes in customer demand;

|X|      the uncertainty of ARO's ability to attract necessary capital;

|X| changes in the extensive government regulations regarding the oil and natural gas business; and

|X|      compliance with environmental regulations.

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

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Recent Developments

         The Company owns a 6% interest in the Galveston Block 418 Well #1, which was drilled in December 2000. The well commenced production in June 2001 at a rate of 7 MMcf of natural gas per day.

         Results of Operations

         The Company reported net income for the six months ended June 30, 2001 ("current period") of $750,000, compared to net income of $163,000 reported for the six months ended June 30, 2000 ("previous period"). For the quarter ended June 30, 2001 ("current quarter"), the Company reported net income of $267,000 compared to net income of $49,000 for the quarter ended June 30, 2000 ("previous quarter"). The improvement is primarily due to an increase in the gas prices received and increased gas production.


                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


REVENUES:


         Six Months  Ended June 30, 2001  Compared to Six Months  Ended June 30,
2000:

         Revenues from oil and gas production increased 67% to $3.3 million for the current period from $1.9 million in the previous period. The increase in oil and gas production revenue was due primarily to an 85% increase in gas prices and a 41% increase in gas production.

         The following table summarizes production volumes, average sales prices and period-to-period comparisons for ARO's oil and gas operations for the periods indicated:

                                                              Six Months Ended          %
                                                                   June 30         Increase
                                                              2001        2000    (Decrease)
                                                              ----        ----     --------
         Production volumes:
           Natural gas (MMcf*).............................     454        321         41%
           Oil (MBbls*)....................................      20         35        (43%)
           Total (MMcfe*)..................................     574        530          8%
         Average sale prices:
           Natural gas (per Mcf*)..........................   $5.78      $3.12         85%
           Oil (per Bbl*)..................................  $30.85     $27.08         14%
           Per Mcfe*.......................................   $5.67      $3.54         60%
         Expenses (per Mcfe*):
           Lease operating ................................   $0.77      $0.61         26%
           Depreciation, depletion and amortization........   $1.72      $1.30         32%
           Administrative..................................   $1.37      $1.26          9%


*(MMcf = million cubic feet; Mbl = thousand barrels; MMcfe = million cubic feet equivalent; Mcf = thousand cubic feet; Bbl = barrel)

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000:

         Revenues from oil and gas production increased 44% to $1.5 million for the current quarter from $1.0 million in the previous quarter. The increase in oil and gas production revenue was due primarily to a 52% increase in gas prices and a 28% increase in gas production.


                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The following table summarizes production volumes, average sales prices and period-to-period comparisons for ARO's oil and gas operations for the periods indicated:

                                                              Three Months Ended        %
                                                                    June 30          Increase
                                                              2001          2000    (Decrease)
                                                              ----          ----    ----------
         Production volumes:
           Natural gas (MMcf)...........................       215           168        28%
           Oil (MBbls)..................................        13            17       (24%)
           Total (MMcfe)................................       293           270         9%
         Average sale prices:
           Natural gas (per Mcf)........................     $5.19         $3.42        52%
           Oil (per Bbl)................................    $26.98        $27.43        (2%)
           Per Mcfe.....................................     $5.01         $3.83        31%
         Expenses (per Mcfe):
           Lease operating .............................     $0.81         $0.67        21%
           Depreciation, depletion and amortization.....     $1.52         $1.25        22%
           Administrative...............................     $1.28         $1.34        (4%)


COSTS AND EXPENSES:

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000:

         Oil and Gas Production Expense. Oil and gas production expense increased 38% in the current period to $442,000 from $321,000 in the previous period due to a new field which came on production in December 2000, as well as upgrades of production facilities. Oil and gas production expense was $0.77 per Mcfe in the current period as compared to $0.61 in the previous period.

         Administrative Expense. Administrative expense increased 13% to $786,000 in the current period as compared to $693,000 in the previous period. The increase was primarily attributable to an increase of $95,000 in legal fees associated with legal proceedings the Company is currently involved in (See Part II, Item 1. Legal Proceedings), offset in part by a decrease of $28,000 in consulting fees in the current period.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED



         Deprecation, Depletion and Amortization Expense. Depreciation, Depletion and Amortization expense increased 43% to $990,000 for the current period from $692,000 in the previous period due primarily to increased gas production associated with a new field, which began producing in December 2000.

         Other Expense. Other expense increased in the current period by $292,000. The increase is due to the provision of $300,000 recorded in the current period for payment to Den norske Bank as further described in Item 1., Footnote 1. to the financial statements.


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000:

         Oil and Gas Production Expense. Oil and gas production expense increased 31% in the current quarter to $236,000 from $180,000 in the previous quarter due to a new field which came on production in December 2000, as well as upgrades of production facilities. Oil and gas production expense was $0.81 per Mcfe in the current quarter as compared to $0.67 in the previous quarter.

         Administrative Expense. Administrative expense increased 4% to $376,000 in the current quarter as compared to $363,000 in the previous quarter. The increase was primarily attributable to an increase of $41,000 in legal fees associated with legal proceedings the Company is currently involved in (See Part II, Item 1. Legal Proceedings), offset in part by a decrease of $21,000 in consulting fees in the current quarter.

         Deprecation, Depletion and Amortization Expense. Depreciation, Depletion and Amortization expense increased 32% to $446,000 for the current quarter from $337,000 in the previous quarter due primarily to increased gas production associated with a new field, which began producing in December 2000.

         Other Expense. Other expense increased in the current quarter by $142,000. The increase is due to the provision of $150,000 recorded in the current quarter for payment to Den norske Bank as further described in Item 1., Footnote 1. to the financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED



Liquidity and Capital Resources:

         The following table summarizes our financial position at June 30, 2001 and December 31, 2000 (amounts in thousands):

                                      June 30, 2001           December 31, 2000
                                      --------------          -----------------

                                    Amount         %          Amount          %
                                    ------       ----         ------        ----

Working Capital                     $1,625        30%         $1,846         29%
Property and equipment, net          3,846        70%          4,451         71%
                                    ------       ----         ------        ----
Total                               $5,471       100%         $6,297        100%
                                    ======       ====         ======        ====

Long term debt                      $5,000        91%         $5,000         79%
Other non-current liabilities            -         -             550          9%
Shareholders equity                    471         9%            747         12%
                                    ------       ----         ------        ----
Total                               $5,471       100%         $6,297        100%
                                    ======       ====         ======        ====


Net cash activity:                         Six Months Ended June 30
                                           2001                2000
                                           ----                ----
Net cash provided by (used in):
     Operating activities                 $ 2,340                 418
     Investing activities                    (387)                151
     Financing activities                       -                 (11)
                                          -------             -------
Net increase in cash                      $ 1,953             $   558
                                          =======             =======

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         On June 20, 2001 the Company's Board of Directors declared a special cash dividend of $0.02 per share on its common stock, par value $0.00001 per share. The dividend was paid on July 12, 2001, to stockholders of record on July 2, 2001.

         In December 1999, immediately after the sale of the 80% interest in our Gulf of Mexico properties, the Company paid Den norske Bank $27.0 million incurred under our credit facility. Blue Dolphin Exploration acquired from Den norske Bank the remaining portion of the debt that was outstanding under our credit facility; and the Company entered into an amendment to its credit agreement wherein Blue Dolphin Exploration agreed, among other things, to reduce the balance due to $5.0 million and to forgive all of the remaining indebtedness, including all principal and interest, if the Company remained in compliance with the modified loan documents and the Investment Agreement through December 31, 2000. An event of default has occurred, to the extent of any liability that could come out of the two lawsuits filed against the Company. (see Part II, Item 1, "Legal Proceedings"). Therefore, pursuant to the authorization of the Special Committee of the Board of Directors, on December 29, 2000, the Company entered into another amendment to the credit agreement which extended the due date of the $5.0 million to the earlier of (i) the occurrence of an event of default as set out in the amended credit agreement, or
(ii) December 31, 2005, with no interest accruing; provided, however, that the debt may be released in full on the date on which all claims and causes asserted against the Company in the subject litigation set out in the amended credit agreement are released and/or dismissed with prejudice. Simultaneously, the Company executed a replacement note in favor of Blue Dolphin Exploration in the amount of $5.0 million.

         Pursuant to the terms of the Note Purchase Agreement between DnB Energy Assets, Den norske Bank, Blue Dolphin Exploration and Fidelity Oil, it was agreed that Den norske Bank will be entitled to receive a possible future payment for its assignment of the debt, if the combined, cumulative net revenues received by the Company and Fidelity Oil that are attributable to our proved oil and natural gas reserves in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and 20% will be paid by the Company. The payment, if any, is due on March 15, 2002. The Company estimates that it is probable that a payment to Den norske Bank will be made based upon these terms and current market conditions. The Company has provided for a payable to Den norske Bank in the amount of $850,000 as of June 30, 2001. This estimate is subject to change based on actual results which occur during the year ending December 31, 2001.

         Funding for ARO's business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. ARO's principal uses of capital have been for the acquisition, exploration and development of oil and gas properties.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - CONTINUED


ARO has no present agreement, commitment or understanding with respect to any acquisitions of oil and gas properties and plans to use all available resources, if any, for the development of its existing properties.

         During the first six months of 2001, ARO expended approximately $387,000 on the exploration and development of its oil and gas properties, and currently estimates that it will spend another $753,000 during the last six months of 2001. The Company continues to evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest, and use the proceeds to participate at a reduced interest.

         ARO continuously reevaluates the use of forward sales contracts for gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements, in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. ARO had no open forward sales contracts at anytime during the six months ended June 30, 2001.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There have been no material changes in market risks since December 31, 2000.

                        AMERICAN RESOURCES OFFSHORE, INC.

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

         On May 8, 2000, the Company was named in a lawsuit in the United States District Court for the Southern District of Texas, Houston Division, styled H&N Gas, Limited Partnership, et. al. v. Richard A. Hale, et. al. (Case No. H-02-1371). The Company's former Chief Financial Officer was also named in the lawsuit. The lawsuit alleges, among other things, that H&N Gas was defrauded by the Company in connection with natural gas purchase options and natural gas price swap contracts entered into from February 1998 through September 1999. H&N Gas alleges unlawful collusion between prior management of the Company and the then president of H&N Gas, Richard Hale ("Hale"), to the detriment of H&N Gas. H&N Gas generally alleges that Hale directed H&N Gas to purchase illusory options from the Company that bore no relation to any physical natural gas business and that the Company did not have the financial resources and/or sufficient quantity of natural gas to perform. H&N Gas further alleges that the Company and Hale colluded with respect to swap transactions that were designed to benefit the Company at the expense of H&N Gas. H&N Gas further alleges civil conspiracy against all the defendants. H&N Gas is seeking approximately $6.15 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees against ARO directly. As a result of its conspiracy allegation, H&N Gas also contends that all the defendants are jointly and severally liable for over $62.0 million in actual damages plus treble damages, punitive damages, prejudgment interest and attorneys' fees. The Company intends to vigorously defend this claim. The Company cannot determine the outcome of this matter; however, it does not expect that the outcome will have a material adverse affect on its financial condition, operating results or cash flows.


Item 5.  OTHER INFORMATION

         During the second quarter of 2000, ARO's Board of Directors formed a special committee for the purpose of evaluating the possible exchange of ARO's outstanding common stock and preferred stock for shares of the common stock of Blue Dolphin Energy Company ("Blue Dolphin"). The special committee is made up of ARO's directors who are not affiliated with Blue Dolphin.

         On August 6, 2001, the Special Committee reported to the full Board of Directors of the Company that it had negotiated the exchange ratios for a proposed merger with Blue Dolphin which the Special Committee recommended for approval by the Company's full Board of Directors. At the same meeting, the Company's full Board of Directors approved the merger exchange ratios as recommended by the Special Committee.

         Accordingly, on August 6, 2001, the Company and Blue Dolphin reached an agreement in principle for Blue Dolphin to acquire by merger all outstanding shares of the Company's common stock not owned by Blue Dolphin and all outstanding shares of the Company's Series 1993 8% Convertible Preferred Stock. The agreement in principle calls for holders of the Company's common stock (other than Blue Dolphin and its subsidiaries) to receive one share of Blue Dolphin common stock for each 36.2 shares of the Company's common stock owned and for holders of the Company's preferred stock to receive one share of Blue Dolphin common stock for each 33.2 shares of preferred stock owned. If the proposed merger is completed, the Company will become a wholly-owned subsidiary of Blue Dolphin and the stockholders of the Company will become stockholders of Blue Dolphin. The proposed merger is subject to, among other things, execution of a definitive merger agreement and approval of the merger by the Company's stockholders.

                        AMERICAN RESOURCES OFFSHORE, INC.
                     PART II - OTHER INFORMATION - CONTINUED



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following Exhibits are either attached hereto or incorporated herein by reference:

                  None.

         (b)      Reports on Form 8-K:

         On June 21, 2001, the Company filed a current report on Form 8-K declaring a special cash dividend of $0.02 per share on its common stock to stockholders of record as of July 2, 2001.

                        AMERICAN RESOURCES OFFSHORE, INC.





                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN RESOURCES OFFSHORE, INC.



Date:  August 14, 2001                      By: /s/ G. Brian Lloyd
     ---------------------                      --------------------------------
                                                 G. Brian Lloyd
                                                 Vice President and Treasurer
                                                 (Principal Accounting Officer)