Form 10-Q
period 2001-09-30
AMERICAN RESOURCES OFFSHORE INC
filed 2001-11-14
CIK 899717

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

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

                  YES  x                   NO
                      ---                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the last practicable date:

         On November 8, 2001, 51,285,178 shares of the Registrant's common stock, par value $.00001 per share, were issued and outstanding and 39,682 shares of the Registrant's Series 1993 8% Convertible Preferred Stock were issued and outstanding.

                        AMERICAN RESOURCES OFFSHORE, INC.
                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I   -    FINANCIAL INFORMATION                                            1

Item 1   -    Financial Statements (unaudited)                                 1

              Condensed Balance Sheets -
              September 30, 2001 and December 31, 2000                         2

              Condensed Statements of Operations -
              Three & Nine Months Ended September 30, 2001 and 2000            3

              Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2001 and 2000                    4

              Notes to Condensed Financial Statements                          5

Item 2   -    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       8

Item 3   -    Quantitative and Qualitative Disclosures About Market Risks     15

PART II  -    OTHER INFORMATION                                               16

Item 6   -    Exhibits and Reports on Form 8-K                                17

              Signature                                                       18

                        AMERICAN RESOURCES OFFSHORE, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         The condensed financial statements of American Resources Offshore, Inc. ("ARO" or "Company") included herein have been prepared by ARO, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present a fair statement of operations, financial position and cash flows. ARO follows the successful efforts method of accounting for oil and gas properties wherein costs incurred in the acquisition and successful exploration and development of oil and gas reserves are capitalized, and other costs are expensed as incurred. ARO believes that the disclosures are adequate and the information presented is not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.


                        AMERICAN RESOURCES OFFSHORE, INC.
                            CONDENSED BALANCE SHEETS
                                                       September 30, 2001       December 31, 2000
                                                       ------------------       -----------------
                                                           (Unaudited)
                                                           -----------
                                                                   (Dollars in thousands)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                   $  2,682                $  1,543
 Accounts and notes receivable, net                               579                   1,164
 Prepaid expenses and other                                        13                      17
                                                             --------                --------
      Total current assets                                      3,274                   2,724
                                                             --------                --------

Oil and gas properties, at cost
 (successful efforts method)                                   14,529                  14,163
Property and equipment, at cost                                    57                      57
                                                             --------                --------
                                                               14,586                  14,220


Less accumulated depreciation,
 depletion and amortization                                   (10,606)                 (9,769)
                                                             --------                --------
      Net property and equipment                                3,980                   4,451
                                                             --------                --------
       Total assets                                          $  7,254                $  7,175
                                                             ========                ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                                      $    378                $    106
 Accrued expenses and other                                     1,648                     772
                                                             --------                --------
      Total current liabilities                                 2,026                     878


Long-term debt, excluding current portion                       5,000                   5,000
Other non-current liabilities                                    --                       550



Stockholders' equity:
 Convertible preferred stock                                      322                     322
 Common stock                                                       1                       1
 Additional paid-in capital                                    28,121                  28,120
 Retained earnings (deficit)                                  (28,216)                (27,696)
                                                             --------                --------
      Total stockholders' equity                                  228                     747

Total liabilities and stockholders' equity                   $  7,254                $  7,175
                                                             ========                ========






See accompanying footnotes to condensed financial statements.


                        AMERICAN RESOURCES OFFSHORE, INC.

                 CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                              Quarter Ended         Nine Months Ended
                                               September 30            September 30
                                               ------------            ------------
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------
                                            (Dollars in thousands, except share data)

Operating revenues:
 Oil and gas production                    $    848    $  1,579    $  4,099    $  3,523
                                           --------    --------    --------    --------

                                                848       1,579       4,099       3,523
                                           --------    --------    --------    --------
Operating expenses:

 Oil and gas production                         199         175         641         497
 Exploration costs                              123         289         135         438
 Depreciation, depletion and
  amortization                                  352         404       1,341       1,097
 Administrative expenses                        382         379       1,168       1,071
                                           --------    --------    --------    --------
                                              1,056       1,247       3,285       3,103
                                           --------    --------    --------    --------


     Operating income (loss)                   (208)        332         814         420


Other income (expense):
 Interest income                                 14           6          42          21
 Gain on sale of assets                        --          --          --            68
 Other                                          (50)       --          (350)         (8)
                                           --------    --------    --------    --------
                                                (36)          6        (308)         81
                                           --------    --------    --------    --------
     Income (loss) before income
      taxes                                    (244)        338         506         501


Income taxes                                   --          --          --          --
                                           --------    --------    --------    --------

     Net income (loss)                     $   (244)   $    338    $    506         501
                                           ========    ========    ========    ========



Per common share:
 Basic                                     $   --      $   0.01    $    .01    $   0.01
                                           ========    ========    ========    ========

Weighted average number of common
 shares outstanding                          51,285      52,523      51,284      52,522
                                           ========    ========    ========    ========


 Diluted                                   $   --      $   0.01    $    .01    $   0.01
                                           ========    ========    ========    ========

Weighted average number of common shares

 and dilutive potential common shares        51,285      52,563      51,324      52,562
                                           ========    ========    ========    ========


See accompanying footnotes to condensed financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                       Nine months ended
                                                         September 30,
                                                         -------------
                                                       2001         2000
                                                       ----         ----
                                                     (Dollars in thousands)

Net cash provided by operating activities            $ 3,163       $ 1,208
                                                     -------       -------

Investing activities:
 Purchases of oil and gas property and equipment        (738)         (696)
 Proceeds from sale of assets
 Abandonment costs                                      --             145
                                                        (260)         --
                                                     -------       -------
      Net cash used in investing activities             (998)         (551)
                                                     -------       -------

Financing activities
   Cash dividend paid                                 (1,026)         --
   Other                                                --             (40)
                                                     -------       -------
      Net cash used in financing activities           (1,026)          (40)
                                                     -------       -------

      Net change in cash                               1,139           617

Cash and cash equivalents at beginning of period       1,543           299
                                                     -------       -------

Cash and cash equivalents at end of period           $ 2,682       $   916
                                                     =======       =======

Non-Cash Transactions:

The Company declared stock dividends and issued 3,176 shares of common stock to holders of the Series 1993 Preferred Stock for each of the nine month periods ended September 30, 2001 and 2000, respectively.






See accompanying footnotes to condensed financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

             FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

                               SEPTEMBER 30, 2001

(1)      Contingencies

         In connection with the Company's sale of (i) shares of its common stock to Blue Dolphin Exploration Company ("Blue Dolphin Exploration") and
         (ii) 80% of its interest in its oil and gas properties located in the Gulf of Mexico to Fidelity Oil Holdings, Inc. ("Fidelity Oil"), on December 2, 1999, Den norske Bank sold to Blue Dolphin Exploration its promissory note due from ARO and all related security interests and liens. Contemporaneously with the purchase of the note, Blue Dolphin Exploration reduced the amount the Company owes under the note to $5.0 million.

         ARO agreed that Den norske Bank will also be entitled to receive a possible future payment for its sale of the note if the combined, cumulative net revenues received by ARO and Fidelity Oil that are attributable to ARO's proved oil and natural gas resources in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period from January 1, 1999 through December 31, 2001. If that occurs, Den norske Bank will be entitled to an amount equal to 50% of those net revenues in excess of $30.0 million during that three-year period. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and ARO will pay 20%. The payment, if any, is due on March 15, 2002. As of September 30, 2001, the Company estimates that it is probable that a payment to Den norske Bank will be made based upon these terms and has provided for a liability to Den norske Bank in the amount of $900,000. This estimate is subject to change based on the actual results which occur during the year ending December 31, 2001.

         Pursuant to the authorization of the Special Committee of the Board of Directors of the Company as a result of two lawsuits in which the Company has been named as a defendant, on December 20, 2000, the Company entered into a Fifth Amendment to First Amended and Restated Credit Agreement with Blue Dolphin Exploration (the "Credit Agreement") which extended the due date of the Blue Dolphin Exploration note to the earlier of (i) the occurrence of an event of default, as set out in the Credit Agreement, or (ii) December 31, 2005, with no interest accruing; provided, however, that the note may be released in full on the date on which all claims and causes of action asserted against the Company in the subject litigation set out in the Credit Agreement are released and/or dismissed with prejudice.

         The Company also executed an Amended Replacement Note in favor of Blue Dolphin Exploration in the amount of $5.0 million.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.


                        AMERICAN RESOURCES OFFSHORE, INC.

             FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                   (Continued)



(2)      Earnings Per Share

         The Company applies the provisions of Statement of Financial Accounting
         Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic earnings per share ("EPS") which excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic
         EPS and diluted EPS.

         The following tables provide a reconciliation between basic and diluted earnings per common share (in thousands except per share amounts) for the quarters and nine month periods ended September 30, 2001 and 2000.



                                     Quarter ended                    Quarter ended
                                   September 30, 2001               September 30, 2000
                                ---------------------------      -------------------------
                                 Net              Per Share       Net            Per Share
                                Loss     Shares     Amount       Income   Shares   Amount
                                ------   ------     ------       ------   ------   ------

Basic earnings per share
  Income (loss) available to
    common stockholders        $ (244)   51,285      $0.01       $  338   52,523    $ 0.01


Potential common shares          --          40(*)                 --         40
                               ------    ------                  ------   ------

Diluted earnings per share
  Income (loss) available to
    common stockholders        $ (244)   51,325      $0.01       $  338   52,563    $ 0.01
                               ======    ======      =====       ======   ======    ======



                        AMERICAN RESOURCES OFFSHORE, INC.

             FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                   (Continued)






                                Nine Months ended               Nine Months ended
                               September 30, 2001              September 30, 2000
                             -------------------------      --------------------------

                              Net            Per Share       Net             Per Share
                             Income   Shares  Amount        Income   Shares   Amount
                             ------   ------  ------        ------   ------   ------

Basic earnings per share
  Income available to
    common stockholders      $  506   51,284   $0.01        $  501   52,522    $ 0.01

Potential common shares        --         40                   --        40
                             ------   ------                 -----   ------

Diluted earnings per share
  Income available to
    common stockholders      $  506   51,324   $0.01        $  501   52,562    $ 0.01
                             ======   ======   =====        ======   ======    ======


(*) The Company had a net loss for the quarter ended September 30, 2001, the potential dilutive securities are anti-dilutive in this quarter.



(3)      Common Stock Dividend

         On June 20, 2001, the Company's Board of Directors declared a special cash dividend of $0.02 per share on its common stock, par value $0.00001 per share. The dividend of approximately $1.0 million was paid on July 12, 2001, to stockholders of record on July 2, 2001.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS UNAUDITED

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 2001 and thereafter, ARO's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although ARO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Some of the risks which could affect future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report include:

         | |      the volatility of oil and natural gas prices;

         | |      the uncertainty of estimates of oil and natural gas reserves;

         | |      the impact of competition;

         | |      difficulties   encountered  during  the  exploration  for  and
                  production of oil and natural gas;

         | |      changes in customer demand;

         | |      ARO's ability to raise necessary capital;

         | | changes in the extensive government regulations regarding the oil and natural gas business;

         | | completion of the merger between ARO and Blue Dolphin Energy Company ("Blue Dolphin");

         | |      compliance with environmental regulations; and

         | |      resolution of pending litigation.

ARO's forward-looking statements speak only as of the date of this report. ARO disclaims any obligation or undertaking to update any forward-looking statements to reflect any changes in ARO's expectations or with regard to any changes in events, circumstances or conditions on which ARO's forward-looking statements are based. Additional important factors that could cause actual results to



                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S   DISCUSSION   AND ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED

differ materially from ARO's expectations are disclosed elsewhere in this Form 10-Q and in the Form 10-K which ARO filed with the Securities and Exchange Commission on March 29, 2001.

         Recent Developments

On August 30, 2001, the Company, Blue Dolphin Energy Company ("Blue Dolphin") and BDCO Merger Sub, Inc., a wholly owned subsidiary of Blue Dolphin (the "Merger Subsidiary"), announced that they entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, if approved by the Company's stockholders, the Merger Subsidiary will merge with and into the Company and the holders of the Company's common stock, par value $0.00001 per share (the "Common Stock"), and Series 1993 8% convertible Preferred Stock, par value $12.00 per share (the "Preferred Stock"), would receive approximately 326,000 and 1,200 shares of Blue Dolphin common stock, par value $0.01 per share, respectively. The merger requires the approval of a majority of (i) the outstanding shares of Common Stock and Preferred Stock, voting together as a class and (ii) the outstanding shares of Preferred Stock, voting separately as a class. Blue Dolphin, the beneficial owner, as of October 29, 2001, of approximately 77% of the issued and outstanding shares of Common Stock and approximately 50.4% of the issued and outstanding shares of Preferred Stock intends to vote its shares in favor of the Merger Agreement.

The agreement in principle calls for holders of Common Stock (other than Blue Dolphin and its subsidiaries) to receive one share of Blue Dolphin common stock for each 36.2 shares of Common Stock owned and for holders of Preferred Stock (other than Blue Dolphin and its subsidiaries) to receive one share of Blue Dolphin Common Stock for each 33.2 shares of Preferred Stock owned. If the merger is completed, the Company will become a wholly-owned subsidiary of Blue Dolphin Exploration Company, a wholly-owned subsidiary of Blue Dolphin, and the stockholders of the Company will become stockholders of Blue Dolphin.

The Company's board of directors unanimously approved the transaction and its submission to the Company's stockholders following a determination by a special committee of the board, composed of individuals who are not directors or officers of Blue Dolphin (the "Special Committee"), that the merger is fair to and in the best interest of the Company's minority stockholders. The merger is subject to customary closing conditions.


However, since the Merger Agreement was executed certain recent developments have occurred that have effected Blue Dolphin's operations and business. In light of these events, the Special Committee is evaluating whether it is in the best interests of the Company's stockholders to proceed with the merger.
Although the Company, Blue Dolphin and Merger Subsidiary have entered into the Merger Agreement, there can be no assurance that the merger will be consummated.






                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED

         Results of Operations

The Company  reported  net income for the nine months ended  September  30, 2001
("current period") of $506,000 compared to net income of $501,000 reported for the nine months ended September 30, 2000 ("previous period"). For the quarter ended September 30, 2001 ("current quarter"), the Company reported a net loss of $244,000 compared to net income of $338,000 for the quarter ended September 30, 2000 ("previous quarter").

REVENUES:

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
2000:

Revenues from oil and gas production increased 15% to $4.1 million for the current period from $3.5 million in the previous period. The increase in oil and gas production revenue was due primarily to a 37% increase in gas prices and a 13% increase in gas production volumes providing additional revenues of $782,000 and $268,000, respectively, offset in part by a 40% decrease in oil production volumes accounting for a $543,000 reduction in revenues.

The following table summarizes production volumes, average sales prices and period-to-period comparisons for ARO's oil and gas operations for the periods indicated:

                                                                              Nine Months Ended             %
                                                                                 September 30            Increase
                                                                            2001              2000      (Decrease)
                                                                            ----              ----       --------

         Production volumes:
           Natural gas (MMcf*)....................................            648                576       13%
           Oil (MBbls*)...........................................             31                 51      (40%)
           Total (MMcfe*).........................................            834                882       (5%)
         Average sale prices:
           Natural gas (per Mcf*).................................        $  4.95             $ 3.62       37%
           Oil (per Bbl*).........................................        $ 29.02             $28.21        3%
           Per Mcfe*..............................................        $  4.92             $ 3.99       23%
         Expenses (per Mcfe*):
           Lease operating .......................................        $   .77             $  .56       38%
           Depreciation, depletion and amortization...............        $  1.61             $ 1.24       30%
           Administrative.........................................        $  1.40             $ 1.21       16%


                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED

*(MMcf = million cubic feet; MBbl = thousand barrels; Mcf = thousand cubic feet;
MMcfe = million cubic feet equivalent, determined using the ratio of 6 Mcf of gas to one barrel of oil or condensate; Bbl = barrel)

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000:

Revenues from oil and gas production decreased 50% to $.8 million for the current quarter from $1.6 million in the previous quarter. The decrease in oil and gas production revenue was due primarily to a 29% and a 17% decrease in gas and oil prices, respectively, resulting in a reduction of revenues of $374,000, and a 24% and 38% decrease in production volumes of gas and oil, respectively, resulting in a reduction of revenues of $453,000.

The following  table  summarizes  production  volumes,  average sales prices and period-to-period  comparisons  for ARO's oil and gas  operations for the periods indicated:
                                                                             Three Months Ended                %
                                                                                September 30               Increase
                                                                            2001              2000        (Decrease)
                                                                            ----              ----         --------

         Production volumes:
           Natural gas (MMcf).....................................             194               256         (24%)
           Oil (MBbls)............................................              10                16         (38%)
           Total (MMcfe)..........................................             254               352         (28%)
         Average sale prices:
           Natural gas (per Mcf)..................................        $   3.00            $ 4.25         (29%)
           Oil (per Bbl)..........................................        $  25.45            $30.68         (17%)
           Per Mcfe...............................................        $   3.34            $ 4.49         (26%)
         Expenses (per Mcfe):
           Lease operating .......................................        $    .78            $  .50          56%
           Depreciation, depletion and amortization...............        $   1.39            $ 1.15          21%
           Administrative.........................................        $   1.50            $ 1.08          39%

COSTS AND EXPENSES:

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000:

         Oil and Gas Production Expense. Oil and gas production expense increased 29% in the current period to $641,000 from $497,000 in the previous period due to a new field which came on production in December 2000 resulting in additional costs of $105,000 in the current period, as well


                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED

as upgrades of production facilities in existing fields. Oil and gas production expense was $.77 per Mcfe in the current period as compared to $.56 in the previous period.

         Administrative Expense. Administrative expense increased 9% to $1,168,000 in the current period as compared to $1,071,000 in the previous period. The increase was primarily attributable to an increase of $177,000 in legal fees associated with legal proceedings the Company is currently involved in (See Part II, Item 1. Legal Proceedings), offset in part by a decrease of $49,000 in consulting fees in the current period as a result of the expiration of a consulting agreement with the former management of the Company.

         Depreciation, Depletion and Amortization Expense. Depreciation, Depletion and Amortization expense increased 22% to $1,341,000 for the current period from $1,097,000 in the previous period due primarily to increased gas production associated with a new field, which began producing in December 2000, that has a cost basis of approximately $6.00 per Mcfe compared to the Company's other properties that have a cost basis of approximately $1.05 per Mcfe.

         Other Expense. Other expense increased in the current period by $342,000. The increase is due to the provision of $350,000 recorded in the current period for the projected payment to Den norske Bank in March 2002, as further described in Item 1., Footnote 1. to the financial statements.


Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000:

         Oil and Gas Production Expense. Oil and gas production expense increased 14% in the current quarter to $199,000 from $175,000 in the previous quarter due to a new field which came on production in December 2000, as well as upgrades of production facilities. Oil and gas production expense was $.78 per Mcfe in the current quarter as compared to $.50 in the previous quarter.

         Depreciation, Depletion and Amortization Expense. Depreciation, Depletion and Amortization expense decreased 13% to $352,000 for the current quarter from $404,000 in the previous quarter. The decrease in expense was due to a 28% reduction in production volumes on an Mcfe basis in the current quarter compared to the previous quarter, offset in part by production from a new field which began producing in December 2000, that has a cost basis of approximately $6.00 per Mcfe, compared to the other properties that have an average cost basis of approximately $1.05 per Mcfe.

         Other Expense. Other expense increased in the current quarter by $50,000. The increase is due to the provision of $50,000 recorded in the current quarter for the projected payment to Den norske Bank in March 2002, as further described in Item 1., Footnote 1. to the financial statements.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED


Liquidity and Capital Resources:

The following table summarizes our financial position at September 30, 2001 and December 31, 2000 (amounts in thousands):

                                September 30, 2001          December 31, 2000
                                ------------------          -----------------

                                Amount      %               Amount      %
                                ------      -               ------      -

Working Capital                 $1,248       24%            $1,846       29%
Property and equipment, net      3,980       76%             4,451       71%
                                ------   ------             ------   ------
Total                           $5,228      100%            $6,297      100%
                                ======   ======             ======   ======


Long term debt                  $5,000       96%            $5,000       79%
Other non-current liabilities     --       --                  550        9%
Shareholders equity                228        4%               747       12%
                                ------   ------             ------   ------
Total                           $5,228      100%            $6,297      100%
                                ======   ======             ======   ======


Net cash activity:                 Nine Months Ended September 30
                                           2001       2000
                                           ----       ----
Net cash provided by (used in):
     Operating activities .              $ 3,163     1,208
     Investing activities .                 (998)     (551)
     Financing activities .               (1,026)      (40)
                                         -------   -------
Net increase in cash                     $ 1,139   $   617
                                         =======   =======

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED

On June 20, 2001 the Company's Board of Directors declared a special cash dividend of $0.02 per share on its Common Stock. The dividend was paid on July 12, 2001, to stockholders of record on July 2, 2001.

In connection with the Company's reorganization in December 1999, it repaid $27.0 million of indebtedness under the Company's credit facility with Den norske Bank. Immediately after this payment, Den norske Bank sold the remaining portion of the Company's outstanding indebtedness under the credit facility to Blue Dolphin Exploration. The Company and Blue Dolphin amended the terms of the credit facility to, among other things, reduce the balance due to $5.0 million and forgive all of the remaining indebtedness, including all principal and interest, if the Company remained in compliance with the modified loan documents and the Investment Agreement through December 31, 2000. In 2000, an event of default occurred, to the extent of any liability that could come out of the two lawsuits filed against the Company. (see Part II, Item 1, "Legal Proceedings"). Therefore, pursuant to the authorization of the Special Committee of the Board of Directors, on December 29, 2000, the Company and Blue Dolphin Exploration entered into another amendment to the credit agreement which extended the due date of the Company's outstanding indebtedness under the credit facility to the earlier of (i) the occurrence of an event of default as set out in the amended credit agreement, or (ii) December 31, 2005, with no interest accruing; provided, however, that outstanding indebtedness will be forgiven in full on the date on which all claims and causes asserted against the Company in the subject litigation set out in the amended credit agreement are released and/or dismissed with prejudice. Simultaneously, the Company executed a replacement note in favor of Blue Dolphin Exploration in the amount of $5.0 million.

Furthermore, in connection with the Company's reorganization, the Company entered into an agreement that provided that if the combined, cumulative net revenues received by the Company and Fidelity Oil that are attributable to our proved oil and natural gas reserves in the Gulf of Mexico as of January 1, 1999 exceed $30.0 million during the period beginning January 1, 1999 through December 31, 2001. Den norske Bank will be entitled to receive an amount equal to 50% of those net revenues in excess of $30.0 million. If any contingent amount becomes payable to Den norske Bank, 80% of it will be paid by Fidelity Oil and 20% will be paid by the Company. The payment, if any, is due on March 15, 2002. The Company estimates that it is probable that a payment to Den norske Bank will be made pursuant to this agreement. The Company has provided for a payable to Den norske Bank in the amount of $900,000 as of September 30, 2001. This estimate is subject to change based on actual results which occur during the year ending December 31, 2001.

Funding for ARO's business activities has historically been provided by operating cash flow, bank borrowings and equity capital from private placements. ARO's principal uses of capital have been for the acquisition, exploration and development of oil and gas properties.

                        AMERICAN RESOURCES OFFSHORE, INC.

Item 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS - CONTINUED UNAUDITED

ARO has no present agreement, commitment or understanding with respect to any acquisitions of oil and gas properties and plans to use all available resources, if any, for the development of its existing properties.

During the first nine months of 2001, ARO expended approximately $738,000 on the exploration and development of its oil and gas properties, and currently estimates that it will spend another $535,000 during the last three months of 2001. The Company continues to evaluate each of the exploration and development opportunities and its available capital resources to determine whether to participate, sell its interest or sell a portion of its interest, and use the proceeds to participate at a reduced interest.

ARO continuously reevaluates the use of forward sales contracts for gas production in light of market conditions, commodity price forecasts, capital spending plans and debt service requirements, in order to achieve more predictable cash flows and to reduce its exposure to fluctuations in gas prices. ARO had no open forward sales contracts at anytime during the nine months ended September 30, 2001.




Item  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in market risks since December 31, 2000.

                        AMERICAN RESOURCES OFFSHORE, INC.

                           PART II - OTHER INFORMATION

Item  1. LEGAL PROCEEDINGS

On May 13, 1998, the Company and Southern Gas Co. of Delaware, Inc., a former subsidiary of the Company "Southern Gas", were named as defendants in a lawsuit filed by Wright Enterprises asserting successor liability against the Company for certain alleged obligations of Southern Gas Company, Inc., the company from which ARO purchased its oil and gas assets located in Kentucky. On November 8, 1999, a summary judgment was entered in favor of the Company. The summary judgment is being appealed by the Trustee for Wright Enterprises to the United States District Court for the Eastern District of Kentucky. Although the appeal is pending, the Company believes that it will be successful in the defense of this matter and that the litigation will have no material impact on its financial condition, operating results or cash flows.

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

                        AMERICAN RESOURCES OFFSHORE, INC.
                     PART II - OTHER INFORMATION - CONTINUED


Item  6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following Exhibits are either attached hereto or incorporated herein by reference:

                  None.

         (b)      Reports on Form 8-K:

                  On August 31, 2001, the Company filed a current report on Form 8-K announcing that the Company entered into an Agreement and Plan of Merger with Blue Dolphin Energy Company and a wholly owned subsidiary of Blue Dolphin Energy.

                        AMERICAN RESOURCES OFFSHORE, INC.





                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RESOURCES OFFSHORE, INC.



Date: November 12 , 2001                By: /s/ G. Brian Lloyd
     -------------------                   -------------------------------------
                                           G. Brian Lloyd
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)